Form 10KSB40
period 1999-12-31
PICK UPS PLUS INC
filed 2000-03-30
CIK 1074961

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended: December 31, 1999


                      Commission File No. 000-28255
                                          -----------------




                               PICK-UPS PLUS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


      DELAWARE                                                31-12440524
------------------------                                  -------------------
(State of incorporation                                    (I.R.S. Employer
   or organization)                                       Identification No.)



  3532 Irwin Simpson Rd., Mason, Ohio                             45040
----------------------------------------                   -------------------
(Address of principal executive offices)                        (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for twelve months ended December 31, 1999: $954,190

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the average bid and asked prices of such stock, at March 28, 2000 was $4,174,125.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,858,100 shares of common stock, as of March 28, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure Format: No

ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         In 1993, Fitzgerald Urethanes, Inc. opened a retail store for trucks and sports utility vehicle accessories in suburban Cincinnati, Ohio, which did business as Pick-Ups Plus. John Fitzgerald founded Mr. Pickup Co. in February, 1993 to act as a franchisor of similar stores and changed its name to Pick-Up Plus, Inc. in 1994. We sold our first franchise, located in Florence, Kentucky, in 1996. The following year, two more franchises were sold, one in South Bend, Indiana and the other in Des Moines, Iowa. In 1998, we added three new franchises, one in Portland, Oregon, and two in Pittsburgh, Pennsylvania. We currently have seven (7) franchised locations operated by six (6) independent franchisees.

         On September 30, 1998, we acquired the Pick-Ups Plus prototype store from Mr. Fitzgerald in order to consolidate its operations with that of the franchise system. We are a Delaware corporation with our executive offices located at 3532 Irwin Simpson Road, Mason, Ohio 45040. Our telephone number is:
513-398-4344.

OUR FRANCHISE SYSTEM

         THE TYPICAL FRANCHISE UNIT. While each store within our franchise system is unique in many aspects, there are in fact more similarities than differences from one franchise unit to the next. This section presents an profile of the "typical" store within the Pick-Ups Plus system.

         FACILITIES. The Picks-Ups Plus store is designed and merchandised to be a "toy store for pick-up truck and sports utility vehicle enthusiasts." Products are displayed for maximum appeal, profitability, and traffic flow. The typical store features approximately 4,000 square feet of space, with 1,500 feet devoted to the retail showroom, 2,000 feet to the installations facility, and 500 feet for storage, common area, and office use.

         PRODUCTS AND SERVICES

         ACCESSORIES - With 4,000 square feet of space, the typical Pick-Ups Plus store offers a variety of merchandise to accessorize trucks and sports utility vehicles. Popular product categories include: Grille Accessories, Running Boards, Chrome Light Bars, Fiberglass Fender Flares, Ladder Racks, Bug Guards, Heavy-duty Floormats, Oversized Visors, Headlight Covers, Toolboxes, Bed Liners, Caps and Step Bars.

         INSTALLATION - Each store's installation service is an important profit center. Products typically installed by the stores include: Running Boards, Bug Shields and Tonnue Tops.

         STAFFING. The franchisee is on-site during the vast majority of, if not all, hours of operation. He has the ultimate responsibility over all operations and direct responsibility for marketing, financing, human resources and purchasing. He also is active with in-store selling, merchandising, and customer service. The typical owner-operator takes his compensation in the form of the store's distributed profits.

         In addition to the franchisee, a typical store employs three full-time associates who manage in-store sales and customer service. The sales associates are trained in customer-oriented selling techniques and must remain highly-informed regarding all of the stores products and services.

         MARKETING AND ADVERTISING. The Company's most important marketing activities take place within the stores themselves. Products are merchandised for maximum appeal and in accordance with in-store traffic. Uniformed and highly trained sales associates remain constantly available to help customers with product selection, turning browsers into buyers.

         Store-level advertising efforts are supplemented by advertisements developed and placed by the franchiser. Store-initiated advertising utilizes print media, radio, and local TV.

         Pick-Ups Plus stores generate maximum productivity from their client bases by maintaining detailed information about all past and current customers. Mailings are sent regularly to these customers promoting new products and services or other special promotions. Promotional post cards are sent to acquired lists of new truck and sport utility vehicle owners in the market areas.

         FRANCHISEE FEES. The fee for the rights to establish a Pick-Ups Plus franchise is $25,000, payable upon the signing of the franchise agreement and before the commencement of training or franchise operations. Royalties, equal to 6% of the franchisee's previous week's sales, are paid on a weekly basis.

         OTHER RESPONSIBILITIES. To insure the success of its franchisees and the system in general, the Company requires that its franchisees meet certain additional requirements. These include the allocation of minimum marketing budgets (at least $1,500 per month or 4% of gross sales, whichever is larger) and the acquisition of proper insurance coverage (including a minimum of $1 million coverage each for general aggregate, product, and personal injury coverage).

COMPANY SUPPORT

         MARKET-TESTED PRODUCTS AND OPERATIONS APPROACH - Since 1993, the Company and its predecessor company have refined all aspects of store operations, including merchandising, product/service mix, and promotional materials. A 187 page operations manual covering all aspects of operations serves as the franchisee's first source of reference for operational questions.

         TRAINING - The Company's franchisees receive 18 days of intensive training and orientation. Training covers all aspects of operations including:
Store Operations, Ordering Inventory, Inventory Control, Installation of Products Sold, Store Maintenance and Merchandising (In-Store Training), Office Procedures, Forms, Ordering Items (In-Store Training), Sales Training, and Dealing with Customers and Employees.

         CONTINUED MANAGEMENT SUPPORT - Support efforts include regular operational visits and phone consultations from Mr. Fitzgerald and other support professionals. Helpful management information is also distributed through regular educational seminars, conferences, bulletins, and newsletters. The Company hosts a very sophisticated Web Site that all franchisees have access to. On the Web Site (www.pickupsplus.com), the franchisee can exchange sales tips, installation tips, information about other franchise stores and managers, and supplier information. Additionally, the Web Site gives the franchisees the ability to communicate directly with the franchiser and other franchisees through an on-line mailbox system.

         CONTINUED MARKETING SUPPORT - Franchisees benefit from marketing developed and placed by the Company. This corporate marketing creates awareness and positive perceptions that are then amplified by the franchisees' own local marketing efforts. The Company's franchisees benefit from the affiliation with a larger, recognizable organization.

         BUYING POWER - Through its favorable vendor relationships, the Company enables its franchisees to purchase items in small quantities at significant discounts normally reserved for volume purchases. No franchisee is required to purchase any products from the Company.

         SITE SELECTION - The Company offers assistance in site selection includes market analysis, specific site evaluation, and lease negotiation.

         STORE OPENING - The Company assists its franchisees in designing, laying out, and merchandising their stores. It identifies preferred vendors for fixtures, insurance, and other pre-opening requirements. Finally, the Company provides on-site store opening assistance for the first week of operations.

         FRANCHISE AGREEMENT - The initial term of the franchise agreement is five (5) years and may be renewed by the franchisee for an additional five (5) years. The Company may terminate a franchise agreement in the event the franchisee breaches the terms of the franchise agreement.

STORE LOCATIONS

         We have one company-owned store located in Ohio.

         The following table sets forth the locations of the franchised stores as of the date hereof: Number of

                   State                             Franchised Stores
                   -----                             -----------------

                   Indiana                                    2
                   Oregon                                     1
                   Pennsylvania                               2
                   Kentucky                                   1
                   Iowa                                       1
                   Idaho                                      1
                   Ohio                                       1

FRANCHISE MARKETING

         Our marketing strategy for franchise sales is based on the sale of individual franchise stores to business-minded individuals. The Company does not have any area development agreements to open multi- store franchises. We believe that the market for Pick-ups Plus stores is nationwide. We seek franchisees by attendance at franchise and business opportunity shows, advertising in national publications and our World Wide Web site.

COMPETITION

         Franchising - We compete directly with many other local and national franchisors which are also seeking to sell their franchises or business opportunities to prospective franchisees. We are aware of only one other franchiser of truck accessory stores, Trucking America, Inc. of Winston-Salem, N.C.

         Merchandise - Our franchisees compete against local auto parts stores, specialized truck accessory stores and national auto parts chains such as AutoZone, Pep Boys and Discount Auto Parts. Major retailers, such as Wal-Mart, K-Mart and Sears also offer a limited selection of truck accessories. Truck enthusiast magazines and catalogs carry extensive advertisements of products available by mail order. The World Wide Web is a rapidly growing source of merchandise, including truck accessories.

         Our franchisees generally compete on the basis of an extensive product selection and the availability of installation services.

TRADE NAMES AND SERVICE MARKS

         We currently hold a Federal trademark registration for PICK-UPS PLUS which was issued in 1995. In addition, we hold copyrights in connection with all of our training manuals and materials which it considers proprietary. We are not aware of any current use of similar marks.

REGULATION

         The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We use Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, we are required to register or file with such states and to provide prescribed disclosures. We are required to update its offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require the Company to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that we will be able to update its disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, that it will not be required to cease offering and selling franchises or that we will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect on the Company.

         We are also subject to a number of state laws that regulate certain substantive aspects of the franchiser-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of and a right to cure a default prior to termination) and may require the franchiser to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If we are unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, we will be unable to engage in offering or selling franchises in or from such state. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new states and foreign jurisdictions could require us to continually alter methods of operations at costs which could be substantial.

         We believe that we are in substantial compliance with all of the foregoing federal and state franchising laws and the regulations promulgated thereunder and has obtained all licenses and permits necessary for the conduct of its business. Failure to comply with such laws and regulations in the future could subject the Company to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on us.

         Our retail operations and those of its franchisees are also subject to various federal, state and local laws affecting their retail businesses, including state and local licensing, labor, wage and hour, zoning, land use, construction and environmental regulations and various safety and other standards. The failure of the Company or its franchisees to comply with applicable regulations could interrupt the operations of the affected franchise or otherwise adversely affect the franchise or the Company.

EMPLOYEES

         As of the date hereof, we employ 7 persons (of which 5 are full-time employees). None of the Company's employees are covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease our principal executive office, located in Mason, Ohio, at an annual rent of $9,600 and with an expiration date of May 2000. The Company-owned store in Sharonville, Ohio is leased at an annual rent of $26,400 and with an expiration date of April 1, 2002.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock began trading on the over-the-counter market under the OTC Bulletin Board Symbol PUPS. During this time the low bid and high bid has ranged from $3.75 to $4.75. As of the date hereof, the Company has approximately
44 shareholders of record.


                                    PART III

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

GENERAL:

Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. The Company currently has 9 franchised stores which are located in Kentucky, Indiana, Iowa, Oregon, Pennsylvania, Idaho and California and one Company-owned store in Ohio, which was acquired on September 30, 1998, as the prototype store. Accordingly, revenues and expenses of that store have been included in operations from that date since the acquisition was recorded under the purchase method of accounting.

RESULTS OF OPERATIONS:

Revenues for both 1999 and 1998 consist primarily of net sales generated by the retail store. Revenues are also derived from initial franchise fees and continuing royalty fees. Revenues increased by $635,951 (200%), from $318,239 in 1998 to $954,190 in 1999. This increase in revenues reflects a complete year of sales generated by the prototype store in 1999 as compared to three months of sales reflected in 1998, since this store was acquired in September 1998.

The increase in costs of sales of $481,716, from $128,657 to $610,373 is also primarily due to the costs of the Company-owned store as discussed above.

Selling, general and administrative expenses increased by $396,579 when comparing 1999 to 1998, primarily due to the following: (i) increased expenses associated with adding the retail store operation which commenced in October 1998 representing approximately $160,000 of the overall increase; (ii) an aggressive advertising program to help accelerate the name recognition of Pick-Ups Plus, Inc. as well as the franchise opportunity which resulted in an increase of approximately $60,000; (iii) the addition of three (3) employees needed for the franchise development and accounting departments and an increase in compensation paid to the President of the Company resulted in increased payroll costs of $79,000; (iv) travel costs incurred due to efforts in the cultivation of new franchise locations resulted in an increase in such expense of approximately $26,000 and (v) professional fees increased by approximately $42,000, due primarily to expenses relating to the preparation for an initial public offering of our common stock.

Interest expense of $19,927 recorded in 1999 is a result of the borrowings under the note payable to a bank as well as the result of equipment purchased and financed through loans as opposed to zero interest costs in the prior year.

As a result of the above, the Company reflected a net loss of $275,777 or $.04 per shares in 1999, as compared to a net loss of $13,506 ($.00 per share) for 1998.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1999, current liabilities exceeded current assets by approximately $144,000 as compared to working capital of approximately $105,000 at December 31, 1998. In March 1999, the Company secured a $100,000 line of credit from Huntington Bank which carries interest at the bank's prime lending rate (8 1/2% at December 31, 1999) per year and, as extended, is repayable on March 29, 2000. The Company expects to be able to extend this line further if needed.

The Company used $145,000 in cash to support operating needs in 1999 as compared to $2,000 in 1998. The Company also used $31,000 to invest in new equipment needed by the prototype store. These uses of cash were offset by the proceeds of loans received from banks through our line of credit and for equipment which was financed. The Company also received cash from the sale of common stock. The total cash provided from such financing activities was $150,000 for 1999 as compared to cash provided in 1998 of $40,000 which was primarily as a result of the completion of our unit offering. See Note 7 of Notes to the Financial Statements for a more detailed description of this offering.

In March 2000, The Company received net proceeds of $112,000 as a result of the exercise of common stock purchase warrants which were issued in this offering. The Company expects that the exercise of additional common stock purchase warrants still outstanding will generate additional net proceeds of approximately $650,000 before the end of the second calendar quarter of 2000. Also in March 2000, the Company received a commitment from a bank to provide a new line of credit in the amount of $300,000. Borrowings under this line, which don't become due and payable until June 2001, bear interest at an annual rate equal to 1% in excess of the bank's prime lending rate.

The Company is not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity. In the event such a trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from warrant exercises.

RISKS ASSOCIATED WITH YEAR 2000 PROBLEM:

Computer systems and software used by many companies may need to be upgraded to accept four digit entries to distinguish 21st century dates from 20th century dates. Like most other companies using computers in their operations, we need to ensure that our operations will not be adversely impacted by software or system failures related to the Year 2000 problem. We have reviewed our internal computer and related information and operational systems to ensure Year 2000 compliance and the consequences of incomplete or untimely resolution of the Year 2000 problem will not have a material adverse effect on our business, financial condition and results of operations in any given year. However, even if our internal systems are not materially affected by the Year 2000 problem, our business, financial condition and results of operations could be materially adversely affected if the businesses with which we interact are disrupted by Year 2000 problems. We have discussed this matter with those businesses upon which we are most dependent and have been assured that no material disruptions are anticipated.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the automotive aftermarket industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements are filed herewith following the signatures.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company replaced Robert L. White, CPA as its independent auditor for the fiscal year ended December 31, 2000 with Lazar, Levine & Felix, LLP. This change was approved by our Board of Directors. We have engaged Robert L. White, CPA to assist us in preparing our financial statements for the fiscal year ended December 31, 2000 and, accordingly, were required to engage an independent firm to audit such statements. This change of auditors was not due to any disagreement with Robert L. White. Mr. White's report on our financial statements did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principals.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR DIRECTORS AND EXECUTIVE OFFICERS ARE:

         Name                  Age                  Position
         ----                  ---                  --------

         John Fitzgerald        56         President and Director

         Sean Fitzgerald        29         Vice President - Store Operations

         Erin Schueler          30         Secretary and Franchise Coordinator

         Joseph Lamble          58         Director


         SEAN FITZGERALD is the son of John Fitzgerald. Erin Schueler is his daughter.

         JOHN FITZGERALD is the founder of the Company, which was incorporated in 1993, and the founder of its predecessor company, Fitzgerald Urethanes, Inc., which was incorporated in May, 1987. A graduate of the University of Ft. Lauderdale with a Bachelor's in Marketing, he has 30 years experience in sales and marketing and 15 years experience in management. His experience includes the following positions: International Urethane Director for H.C. Price from 1976 to 1978; Eastern Sales Manager for Foam Systems from 1978 to 1984; and, Regional Salesman for Owens-Corning Fiberglass from 1972 to 1976. He owned and operated Reaction Plastics, a small manufacturing company, which he sold in 1994 to finance the franchising efforts of the Company. Mr. Fitzgerald is primarily responsible for coordinating the expansion of the Company. He has direct responsibility for the management of franchise operations and the supervision of the company owned store. As such, he is responsible for the development of marketing strategies and new product lines. He has been President and a director since 1993.

         SEAN FITZGERALD is a graduate of the University of Cincinnati with a Bachelors degree in Marketing. He has been with the Company and its predecessor company since its inception in 1993. Mr. Fitzgerald is primarily responsible for overseeing the daily operations of the company store, training franchisees on store operations and maintaining ongoing contact with franchisees to assist in their daily operation. Mr. Fitzgerald also oversees all advertising and marketing programs for the stores.

         ERIN SCHUELER is a graduate of Ohio University with a Bachelors in Communications. She has been involved with the Company and its predecessor company since its inception in 1993. As Director of Business Operations, Ms. Schueler's primary responsibilities include overseeing the daily operations of the corporate office, accounts payable and receivables, personnel and assisting with franchise sales, training and maintaining ongoing contact with franchisees to assist in their business operations.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company's knowledge, all reports required to be filed were timely filed in fiscal year ended December 31, 1999.


ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table set s forth the total compensation paid to our chief executive officer for the last three completed fiscal years. No executive officer of the company received compensation of $100,000 or more during any such year.


NAME AND PRINCIPAL POSITION              YEAR           TOTAL INCOME            OTHER ANNUAL             OTHER ANNUAL
                                                                                BONUS                    COMPENSATION
---------------------------              ----           ------------            ------------             ------------
JOHN FITZGERALD, PRESIDENT               1997           $    -0-                -0-                      -0-
                                         1998           $ 18,000                -0-                      -0-
                                         1999           $ 50,000                 --                       --

         We do not have any long term compensation plans or stock option plans.

DIRECTOR COMPENSATION

         No other fees are paid for director services. We paid 25,000 shares of its common stock to each of Joseph Lamble and Dave McConnell for serving as directors.

EMPLOYMENT AGREEMENTS

         We do not have any written employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 24, 2000, the beneficial ownership of our 6,858,100 outstanding shares of common stock by (1) the only persons who own of record or are known to own, beneficially, more than 5% of our common stock; (2) each director and executive officer of the Company; and
(3) all directors and officers as a group.

                                            Number of
         Name                               Shares                 Percent(1)
         ----                               ---------              ----------

         John Fitzgerald                    5,580,000                81.4%

         Sean Fitzgerald                       90,000                  *

         Erin Schueler                         50,000                  *

         Joseph Lamble                         25,000                  *

         All officers and directors
         as a group (4 persons)             5,745,000                83.8%



         (1)      Based upon 6,858,100 shares outstanding as of March 28, 2000.
1999.

         *  Less than 2%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1998, we acquired our franchise system's prototype store from a corporation owned by John Fitzgerald, our President, a director and majority shareholder.

         The acquisition was for 144,000 shares of our common stock. Mr. Fitzgerald owned the store since 1993. In addition, we assumed liabilities of $5,603 as of the closing.

         The Company has established a policy that any transactions between the Company and any officer, director or 10% or greater shareholder will be on terms at least as favorable as could be obtained from independent third parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
                  ---------

Exhibit No.       Description
-----------       -----------

3(a)              Certificate of Incorporation of the Registrant*

3(b)              Amendments to Certificate of Incorporation*

3(c)              By-Laws of the Registrant*

3(d)              Form of Stock Purchase Warrant expiring February 11, 2000*

6(a)              Form of Franchise Agreement*

6(b)              Agreement of Lease, premises at Mason, Ohio*

6(c)              Lease Agreement, premises at Cincinnati, Ohio*

27                Financial Data Schedule


* Incorporated by reference to this Exhibit No. of Registrant's
  Registration Statement on Form SB-2, File No. 333-78205.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PICK UPS PLUS, INC.

                                                  By: /s/ JOHN FITZGERALD
                                                     --------------------------
                                                        John Fitzgerald
                                                        President

Dated: March 29, 2000


         In accordance with the Act this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                  PICK UPS PLUS, INC.

                                                  By: /s/ JOHN FITZGERALD
                                                     --------------------------
                                                        John Fitzgerald
                                                        Director

Dated: March 29, 2000

                                                  By: /s/ JOSEPH LAMBLE
                                                     --------------------------
                                                        Joseph Lamble
                                                        Director

Dated: March 29, 2000

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE(S)
                                                                                                                  -------

Independent Auditors' Report - Current Auditor                                                                     F-2

Independent Auditor's Report - Predecessor Auditor                                                                 F-3

Balance Sheets as of December 31, 1999 and 1998                                                                    F-4

Statements of Operations for the Years Ended December 31, 1999 and 1998                                            F-5

Statement of Shareholders' Deficit for the Years Ended from December 31, 1999 and 1998                             F-6

Statements of Cash Flows for the Years Ended December 31, 1999 and 1998                                            F-7

Notes to Financial Statements                                                                                      F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Pick-Ups Plus, Inc.
Mason, Ohio

We have audited the accompanying balance sheet of Pick-Ups Plus, Inc. as of December 31, 1999, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pick-Ups Plus, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                    ---------------------------
                                                    LAZAR LEVINE & FELIX LLP

New York, New York
March 24, 2000, except
as to Note 10 which is
dated March 28, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Pick-Ups Plus, Inc.
Mason, Ohio

We have audited the accompanying balance sheet of Pick-Ups Plus, Inc. (a Delaware Corporation) as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pick-Ups Plus, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Robert L. White, CPA
February 20, 1999

                               PICK-UPS PLUS, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                                                        1999          1998
                                                                                                        ----          ----
                                         - ASSETS -
      CURRENT ASSETS:
           Cash                                                                                $     11,188     $     37,113
           Accounts  receivable - net of allowance for doubtful accounts of $3,344 and $3,906
             for 1999 and 1998, respectively                                                          7,052           35,153
           Inventories                                                                               33,156           36,630
           Prepaid expenses and other current assets                                                  2,800               --
                                                                                               ------------        ---------
      TOTAL CURRENT ASSETS                                                                           54,196          108,896
                                                                                               ------------        ---------
      FIXED ASSETS (NOTES 4 AND 5C)                                                                  25,365            4,821
                                                                                               ------------        ---------

      OTHER ASSETS:

           Franchise development costs - net                                                         12,600           21,000
           Other assets                                                                               1,905               --
                                                                                               ------------        ---------
                                                                                                     14,505           21,000
                                                                                               ------------        ---------
                                                                                               $     94,066        $ 134,717
                                                                                               ============        =========

                            - LIABILITIES AND SHAREHOLDERS' DEFICIT -

      CURRENT LIABILITIES:
           Note payable - bank (Note 5a)                                                       $     93,100     $         --
           Accounts payable                                                                          58,940            4,302
           Accrued expenses                                                                          13,375               --
           Loans payable - current (Note 5b)                                                         28,221               --
           Capitalized lease payable - current (Note 5c)                                              4,971               --
                                                                                               ------------        ---------
                                                                                                    198,607            4,302
                                                                                               ------------        ---------
      NON-CURRENT LIABILITIES:
           Loans payable (Note 5b)                                                                   22,812               --
           Capitalized leases (Note 5c)                                                               4,623               --
           Loans payable - officer (Note 6)                                                          24,781           24,781
                                                                                               ------------        ---------
                                                                                                     52,216           24,781
                                                                                               ------------        ---------
      COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)

      SHAREHOLDERS' DEFICIT (NOTE 7):
           Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                       --               --
           Common  stock, $.001 par value; 50,000,000 shares authoriz 6,758,000 and
             6,744,000 shares issued for 1999 and 1998, respectively                                  6,758            6,744
           Additional paid-in capital                                                               197,728          184,356
           Accumulated deficit                                                                     (361,243)         (85,466)
                                                                                               ------------        ---------
                                                                                                   (156,757)        105,634
                                                                                               ------------        ---------
                                                                                               $     94,066        $ 134,717
                                                                                               ============        =========

                             See accompanying notes

                               PICK-UPS PLUS, INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                               1999          1998
                                                               ----          ----
      REVENUES:

           Retail sales                                   $   839,420    $   205,217
           Initial franchise fees                             100,000         70,000
           Royalties                                           14,770         43,022
                                                          -----------    -----------
                                                              954,190        318,239
                                                          -----------    -----------

      COSTS AND EXPENSES:

           Costs of sales                                     610,373        128,657
           Selling, general and administrative expenses       599,667        203,088
           Interest expense                                    19,927             --
                                                          -----------    -----------
                                                            1,229,967        331,745
                                                          -----------    -----------

      LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES        (275,777)       (13,506)

           Provision (credit) for income taxes (Note 8)            --             --
                                                          -----------    -----------

      NET LOSS                                            $  (275,777)   $   (13,506)
                                                          ===========    ===========


      BASIC LOSS PER COMMON SHARE                         $      (.04)   $        --
                                                          ===========    ===========


      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            6,751,050      6,184,291
                                                          ===========    ===========


                             See accompanying notes

                               PICK-UPS PLUS, INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                     COMMON STOCK         ADDITIONAL                      TOTAL
                                                 ---------------------     PAID-IN     ACCUMULATED    SHAREHOLDERS'
                                                 SHARES         AMOUNT     CAPITAL       DEFICIT         DEFICIT
                                                 ------         ------   -----------   ------------   -------------

      Balance at January 1, 1998                   6,100,000   $   6,100   $  60,000   $ (71,960)   $  (5,860)

      Transfer of founder shares to officers
         and directors                                    --          --      19,000          --       19,000

      Transfer of founder shares for consulting
         services                                         --          --      30,000          --       30,000

      Issuance of shares for assets                  144,000         144      25,856          --       26,000

      Sale of common stock                           500,000         500      49,500          --       50,000

      Net loss for the year ended
        December 31, 1998                                --          --          --     (13,506)     (13,506)
                                                   ---------   ---------   ---------   ---------    ---------

      BALANCE AT DECEMBER 31, 1998                 6,744,000       6,744     184,356     (85,466)     105,634

      SALE OF COMMON STOCK                            14,100          14      11,266          --       11,280

      IMPUTED INTEREST ON SHAREHOLDER LOAN                --          --       2,106          --        2,106

      NET LOSS FOR THE YEAR ENDED
        DECEMBER 31, 1999                                 --          --          --    (275,777)    (275,777)
                                                   ---------   ---------   ---------   ---------    ---------

      BALANCE AT DECEMBER 31, 1999                 6,758,100   $   6,758   $ 197,728   $(361,243)   $(156,757)
                                                   =========   =========   =========   =========    =========

                             See accompanying notes

                               PICK-UPS PLUS, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                            1999        1998
                                                                                            ----        ----
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                                       $(275,777)   $ (13,506)
          Adjustments to reconcile net loss to net cash (utilized) by operating activities:
             Depreciation and amortization                                                  34,191        8,579
             Bad debt provision                                                               (562)          --
             Compensatory shares                                                                --       49,000
             Imputed interest on shareholder loan                                            2,106           --
          Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                                     28,663      (35,153)
             Decrease in inventory                                                           3,474           --
             (Increase) in prepaid expenses and other                                       (4,705)          --
             Increase (decrease) in accounts payable                                        54,638      (11,328)
             Increase in accrued expenses                                                   13,375           --
                                                                                         ---------    ---------
               NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                (144,597)      (2,408)
                                                                                         ---------    ---------
      CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                             (30,965)          --
                                                                                         ---------    ---------
               NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                 (30,965)          --
                                                                                         ---------    ---------
      CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from short-term debt                                                    118,100           --
          Proceeds from long-term debt                                                      28,840           --
          Principal payments of long-term debt                                              (2,807)     (10,500)
          Payments of capitalized leases                                                    (5,776)          --
          Proceeds from sale of common stock                                                11,280       50,000
                                                                                         ---------    ---------
               NET CASH PROVIDED BY FINANCING ACTIVITIES                                   149,637       39,500
                                                                                         ---------    ---------
      NET (DECREASE) INCREASE IN CASH EQUIVALENTS                                          (25,925)      37,092
          Cash and cash equivalents, beginning of year                                      37,113           21
                                                                                         ---------    ---------
      CASH AND CASH EQUIVALENTS, END OF YEAR                                             $  11,188    $  37,113
                                                                                         =========    =========
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       (i) Cash paid during the year:

               Interest                                                                  $  14,446           --
               Taxes                                                                            --           --

      (ii) During 1999, the Company entered in capitalized leases for equipment in the amount of $15,370


                            See accompanying notes.

                               PICK-UPS PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE   1   -     DESCRIPTION OF COMPANY:

                 Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently eight franchised locations in operation and one Company owned-store. Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant.

        (A)      USE OF ESTIMATES:

                 In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

        (B)      STATEMENTS OF CASH FLOWS:

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

        (C)      FAIR VALUE:

                 The carrying amounts of cash, trade receivables, accounts payable and debt obligations approximate fair value.

        (D)      INVENTORIES:

                 Inventories, which consist solely of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. Market is considered as net realizable value.

                               PICK-UPS PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (E)      FIXED ASSETS:

                 Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis as follows:

                  Machinery and equipment                    5 years
                  Furniture and fixtures                     7 years
                  Transportation equipment                   3 years
                  Assets under capitalized leases            3 years

                 Maintenance and repairs are expensed as incurred, renewals and betterments are capitalized.

        (F)      FRANCHISE DEVELOPMENT COSTS:

                 Franchise development costs represent specific identifiable costs incurred with outside parties in developing the initial franchise system, master agreements and circulars. These costs are being amortized on a straight-line basis over five years, the expected life of a franchise agreement. Accumulated amortization as of December 31, 1999 and 1998 aggregated $29,400 and $21,000, respectively. Amortization expense amounted to $8,400 for 1999 and 1998.

        (G)      REVENUE RECOGNITION:

                 The Company recognizes revenues from retail sales of automotive parts and accessories at the point of sale.

                 When a franchise is sold, the Company agrees to provide certain services to the franchisee. Generally these services include assistance in site selection, training personnel, design and set-up of retail floor space and an installation center. Revenue (initial franchise fee) from the sale of an individual franchise is recognized when substantially all services to be provided by the Company have been performed. Monthly royalty fees received from the franchisees are recorded as earned.

        (H)      ADVERTISING AND PROMOTION COSTS:

                 Advertising and promotion costs are expensed as incurred. For the years ended December 31, 1999 and 1998, such costs aggregated $79,319 and $20,209, respectively.

        (I)      INCOME TAXES:

                 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to net operating loss and tax credit carry forwards, measured by enacted tax rates for years in which taxes are expected to be paid or recovered.

                 Deferred taxes are provided for temporary differences between financial and tax accounting, principally for differences in the basis of fixed assets and other nondeductible expenses, as well as for net operating loss carry forwards. See also Note 8.

                               PICK-UPS PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   2   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (J)      EARNINGS (LOSS) PER SHARE:

                 Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share have not been presented as the effect of the Company's 950,000 common stock purchase warrants outstanding as of December 31, 1999, on such calculation would have been antidilutive. Such securities could potentially dilute basic earnings per share in the future.

        (K)      COMPREHENSIVE INCOME:

                 SFAS 130 "REPORTING COMPREHENSIVE INCOME" is effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not yet required.

NOTE   3   -     BUSINESS COMBINATION:

                 Effective September 30, 1998, Pick-Ups Plus, Inc. entered into an asset purchase agreement with a related party to acquire a retail store in Cincinnati, Ohio, for 144,000 shares of the Company's common stock and the assumption of certain obligations totaling $15,630. The Company recorded the acquisition using the purchase method of accounting as follows:

                    Assets acquired                                   $41,630
                    Liabilities assumed                                15,630
                                                                      --------
                    Acquisition price of assets                       $26,000
                                                                      ========


                 Accordingly, the operations of this retail store are reflected in the financial statements from the date of acquisition.

                 The following unaudited pro forma data summarizes the results of operations of the Company for the year ended December 31, 1998, as if the acquisition had been completed on January 1, 1998. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 1998, or that may be achieved in the future.

                                                              1998
                                                           ----------
                    Sales                                  $  942,414
                    Net income                                 42,617
                    Basic net income per share             $       --

                               PICK-UPS PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   4   -     FIXED ASSETS:

                 Fixed assets is comprised of the following:

                                                                                            1999              1998
                                                                                            ----              ----

               Furniture and fixtures                                                     $   3,000          $ 3,000
               Machinery and equipment                                                        4,125            2,000
               Transportation equipment                                                      28,840               --
               Capitalized leases                                                            15,370               --
                                                                                          ---------          -------
                                                                                             51,335            5,000
               Less: accumulated depreciation and amortization                               25,970              179
                                                                                          ---------         --------
                                                                                          $  25,365         $  4,821
                                                                                          =========         ========

                 Depreciation and amortization expense aggregated $25,791 and $179 for 1999 and 1998, respectively.

NOTE   5   -     LOANS PAYABLE:

        (A)      NOTE PAYABLE - BANK:

                 In March 1999, the Company effected a promissory note in the amount of $100,000, payable to a bank. This note, originally due on July 29, 1999 was extended and now matures on March 29, 2000. Borrowings under this note, $93,100 as of December 31, 1999, are secured by the personal guarantees of the Company's President and another shareholder. The annual interest rate is equal to the bank's prime lending rate, 8 1/2%, as of December 31, 1999.

        (B)      LOANS PAYABLE:

                 Loans payable as of December 31, 1999 consists of the following:

                                                                                            1999
                                                                                            ----

                Demand loan payable to shareholder, interest at an annual rate of
                  prime + .5%                                                             $  25,000

               Equipment loans payable                                                       26,033
                                                                                          ---------
                                                                                             51,333

               Less: current maturities                                                      28,221
                                                                                          ---------
                                                                                          $  22,812
                                                                                          =========

                 The annual scheduled payments for these loans for the next three years, and in the aggregate, are $28,221, $3,395 and $19,417, respectively.

                               PICK-UPS PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   5   -     LOANS PAYABLE (CONTINUED):

        (C)      CAPITALIZED LEASE OBLIGATIONS:

                 The Company is the lessee of telephone and computer equipment under leases expiring through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases, included in depreciation expense for the year ended December 31, 1999, aggregated $5,451.

                 Minimum future lease payments under capital leases as of December 31, 1999 and for each of the next three years and in the aggregate are:

                 2000                                     $   5,982
                 2001                                         4,669
                 2002                                           242
                                                          ---------
                 Total minimum lease payments                10,893
                 Less: amount representing interest           1,299
                                                          ---------
                                                          $   9,594
                                                          =========

                 The interest rates on the capitalized leases were based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

NOTE   6   -     LOANS PAYABLE OFFICER:

                 As of December 31, 1999 and 1998, the Company was indebted to an officer of the Company in the amount of $24,781. This loan is payable on demand and the officer has agreed to not request payments prior to June 2001. The officer has also waived payment of any interest, however, interest is being imputed at 8 1/2% (the Company's borrowing rate) per annum, and amounted to $2,106 for 1999.

NOTE   7   -     CAPITAL STOCK AND EQUIVALENTS:

                 In September 1998, the Company's directors authorized an increase in the number of shares of common stock from one share to fifty million shares at $0.001 par value per share and five million shares of preferred stock at $1.00 par value per share. They also authorized a forward stock split of 6,100,000 to 1, which has been reflected retroactively to the earliest period presented.

                               PICK-UPS PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   7   -     CAPITAL STOCK AND EQUIVALENTS (CONTINUED):

                 As a result, the Company's founder, John Fitzgerald, now owned six million, one hundred thousand (6,100,000) shares. He then transferred part of his shares to the following parties:

                          300,000 shares were issued to The Southern Companies as part of their consulting contract to provide certain investment banking services.

                          190,000 shares were issued to the following Company directors and officers:

                                                                                              SHARES
                                                                                              ------
                                    Sean Fitzgerald, Director, Vice President
                                    (John Fitzgerald's son)                                    90,000

                                    Erin Schueler, Director, Corporate Secretary
                                    (John Fitzgerald's daughter)                               50,000

                                    David McConnell, Director                                  25,000

                                    Joseph Lamble, Director                                    25,000
                                                                                              -------
                                                                                              190,000
                                                                                              =======

                          In accordance with Accounting Principles Board Opinion Number 25, Interpretation Number 1, although these shares were transferred by the Company's sole shareholder, they were deemed to benefit the Company and were therefore accounted for as such. This resulted in the following compensation being recorded in 1998:

                                    Officers' salaries                 $ 9,000
                                    Directors' fees                     10,000
                                    Consulting fees                     30,000

                 In December 1998, the Company consummated a private placement of its common stock, issuing 10,000 units at $5.00 per unit. Each unit consisted of 50 shares of common stock and 95 redeemable common stock purchase warrants. The common stock purchase warrants are exercisable for one share of common stock at $1.00 per share until November 2, 2000. The Company may redeem the warrants at $.01 per warrant with 30-day prior written notice if the common stock bid price equals or exceeds $2.50 per share for ten consecutive trading days ending on the third day prior to the date on which such notice was given.

                 During 1999, the Company issued 14,100 shares of its common stock for net proceeds of $11,280.

                               PICK-UPS PLUS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE   8   -     INCOME TAXES:

                 No provision for Federal and state income taxes has been recorded since the Company has incurred losses for 1999 and 1998. Deferred tax assets at December 31, 1999 consist primarily of the tax effect of the net operating losses which expire in years beginning in 2019 and, amounts to approximately $90,000. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 1999 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE   9   -     LEASE OBLIGATIONS:

                 The Company is obligated presently for future minimum lease payments, pursuant to renewable leases, for office and retail space, in the following amounts:

                     2000                           $  29,235
                     2001                              26,400
                     2002                               6,600

                 Rental expense for 1999 and 1998 aggregated $32,357 and $13,452, respectively.

NOTE  10  -      MANAGEMENT'S PLAN/SUBSEQUENT EVENTS:

                 The Company has incurred net losses for the past three years and, at December 31, 1999, had an accumulated deficit of $361,243 and negative shareholders' equity of $156,757. In addition, as of that date, current liabilities exceeded current assets by $144,411.

                 In March 2000, subsequent to the year end, the Company received net proceeds aggregating $112,000 as a result of the exercise of common stock purchase warrants (see Note 7). The Company expects that additional warrants will be exercised within the next six months thus fulfilling its financing needs.

                 On March 28, 2000, the Company received a letter of commitment from a bank to provide a new line of credit in the amount of $300,000. Borrowings under this line will bear interest at an annual rate equal to the bank's prime lending rate + 1%, and are collateralized by all of the Company's assets as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line is due in June 2001.