Form 10QSB
period 2000-03-31
PICK UPS PLUS INC
filed 2000-05-12
CIK 1074961

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 000-28255

                               PICK-UPS PLUS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                     31-12440524
-------------------------------             ---------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)

                   3532 IRWIN SIMPSON ROAD, MASON, OHIO 45040
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (513) 398-4344
                            -------------------------
                            Issuer's Telephone Number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         There were 6,898,100 shares of the registrant's common stock outstanding as of March 31, 2000.

         Transitional Small Business Disclosure Format        Yes [ ] No [X]

                               PICK-UPS PLUS, INC.

                                    - INDEX -

                                                                                                    PAGE(S)
                                                                                                    -------
PART I   Financial Information

Item 1 - Financial Statements

           Condensed Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999                   3

           Condensed Statements of Operations - Three-months Ended March 31, 2000
           and 1999 (unaudited)                                                                          4

           Condensed Statements of Cash Flows - Three-months Ended March 31,
           2000 and 1999 (unaudited)                                                                     5

           Notes to Interim Condensed Financial Statements                                               6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                  7

PART II    Other Information                                                                             9

SIGNATURES                                                                                              10

EXHIBITS:

           Exhibit 15 - Review Report On Interim Condensed Financial Statements

           Exhibit 27 - Financial Data Schedule

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PICK-UPS PLUS, INC.

                            CONDENSED BALANCE SHEETS


                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                  2000              1999
                                                                                              ------------      ------------
                                                                                               (UNAUDITED)
                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                                                     $     14,369        $  11,188
     Accounts receivable - net of allowance for doubtful accounts of $10,398 and
       $3,344 for 2000 and 1999, respectively                                                       82,116            7,052
     Inventories                                                                                    30,960           33,156
     Prepaid expenses and other current assets                                                       2,800            2,800
                                                                                              ------------       ----------
TOTAL CURRENT ASSETS                                                                               130,245           54,196
                                                                                              ------------       ----------
FIXED ASSETS                                                                                        23,626           25,365
                                                                                              ------------       ----------
OTHER ASSETS:
     Franchise development costs - net                                                              10,500           12,600
     Other assets                                                                                    1,905            1,905
                                                                                              ------------       ----------
                                                                                                    12,405           14,505
                                                                                              ------------       ----------
                                                                                              $    166,276        $  94,066
                                                                                              ============       ==========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Note payable - bank                                                                      $     93,100        $  93,100
     Accounts payable                                                                               60,834           58,940
     Accrued expenses                                                                               17,925           13,375
     Loans payable - current                                                                        28,263           28,221
     Capitalized lease payable - current                                                             5,465            4,971
                                                                                              ------------       ----------
TOTAL CURRENT LIABILITIES                                                                          205,587          198,607
                                                                                              ------------       ----------
NON-CURRENT LIABILITIES:
     Loans payable                                                                                  21,980           22,812
     Capitalized leases                                                                              3,401            4,623
     Loans payable - officer                                                                        24,781           24,781
                                                                                              ------------       ----------
                                                                                                    50,162           52,216
                                                                                              ------------       ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                            --               --
     Common  stock,  $.001 par value;  50,000,000  shares  authorized,  6,898,100  and
       6,758,100 shares issued for 2000 and 1999, respectively                                       6,898            6,758
     Additional paid-in capital                                                                    310,115          197,728
     Accumulated deficit                                                                          (406,486)        (361,243)
                                                                                              ------------       ----------
                                                                                                   (89,473)        (156,757)
                                                                                              ------------       ----------
                                                                                              $    166,276        $  94,066
                                                                                              ============       ==========

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS
                                                         ENDED MARCH 31,
                                                     -------------------------
                                                        2000              1999
                                                        ----              ----
REVENUES:
     Retail sales                                    $   196,365     $   205,971
     Royalties                                            24,760          15,755
                                                     -----------     -----------
                                                         221,125         221,726
                                                     -----------     -----------
COSTS AND EXPENSES (INCOME):
     Cost of sales                                       147,270         131,328
     Selling, general and administrative expenses        184,595         138,456
     Other income                                        (70,578)             --
     Interest expense                                      5,081              --
                                                     -----------     -----------
                                                         266,368         269,784
                                                     -----------     -----------
LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES          (45,243)        (48,058)
     Provision (credit) for income taxes                      --              --
                                                     -----------     -----------
NET LOSS                                             $   (45,243)    $   (48,058)
                                                     ===========     ===========
BASIC LOSS PER COMMON SHARE                          $      (.01)    $      (.01)
                                                     -----------     -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             6,779,656       6,607,825
                                                     ===========     ===========

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                               ----------------------
                                                                               2000              1999
                                                                               ----              ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (45,243)    $ (48,058)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                             3,839           250
       Bad debt provision                                                        7,054            --
       Imputed interest on shareholder loan                                        527            --
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                       (82,118)      (13,538)
       Decrease (increase) in inventory                                          2,196       (23,247)
       Increase in accounts payable                                              1,894        23,790
       Increase in accrued expenses                                              4,550         2,679
                                                                             ---------     ---------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES                          (107,301)      (58,124)
                                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            --          (550)
                                                                             ---------     ---------
         NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                --          (550)
                                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt                                                   --        20,000
    Principal payments of long-term debt                                          (790)           --
    Payments of capitalized leases                                                (728)           --
    Proceeds from sale of equity units                                         112,000         9,100
                                                                             ---------     ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             110,482        29,100
                                                                             ---------     ---------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                      3,181       (29,574)
    Cash and cash equivalents, beginning of year                                11,188        37,113
                                                                             ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  14,369     $   7,539
                                                                             =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i) Cash paid during the year:
         Interest                                                            $   2,604            --
         Taxes                                                                      --            --


                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

                 The accounting policies followed by the Company are set forth in Note 2 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1999. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999. Our auditors have reviewed the financial statements as of and for the three-month period ended March 31, 2000.

                 The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

                 In March 2000, the Company received $112,000 in net proceeds and issued 140,000 shares of common stock as of result of the exercise of common stock purchase warrants.

NOTE   3   -     COMMITMENTS:

                 On March 28, 2000, the Company received a letter of commitment from a bank to provide a new line of credit in the amount of $300,000. Borrowings under this line will bear interest at an annual rate equal to the bank's prime lending rate + 1%, and are collateralized by all of the Company's assets as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line is due in June 2001. As of March 31, 2000, there were no borrowings under this new credit line.

NOTE   4   -     SUBSEQUENT EVENT - ACQUISITION:

                 On May 1, 2000, the Company completed the acquisition of the operations of a franchisee. The purchase price of $285,000, was offset by royalties owed to the Company which are being recovered from this franchisee, aggregating approximately $71,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  INTRODUCTION:

                  Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 9 franchised stores which are located in Kentucky, Indiana, Iowa, Oregon, Pennsylvania, Idaho and California and one Company-owned store in Ohio, which was acquired on September 30, 1998, as the prototype store. This acquisition was recorded under the purchase method of accounting.

                  The financial information presented herein includes: (i) Condensed Balance Sheets as of March 31, 2000 and December 31, 1999; (ii) Condensed Statements of Operations for the three-month periods ended March 31, 2000 and 1999 and (iii) Condensed Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999. Information as of and for the three-month period ended March 31, 2000, has been reviewed by our auditors.

                  RESULTS OF OPERATIONS:

                  Revenues for the three-month period ended March 31, 2000 consist primarily of net sales generated by the retail store. Revenues are also derived from initial franchise fees, of which there were none during the periods being reported upon, and continuing royalty fees. Total revenues for the three-month period ended March 31, 2000 remained flat when compared to the three-month period ended March 31, 1999.

                  Costs of sales, as a percentage of retail sales was 75% for the three-month period ended March 31, 2000 as compared to 63.8% for the same period of the prior year. This is a result of the product mix of items sold in the first quarter of the current year, which yielded lower gross profit margins than those items sold during the same period of the prior year.

                  Selling, general and administrative expenses increased by $46,000 when comparing 2000 to 1999, primarily due to the following: (i) the continuation in 2000 of an aggressive advertising program to help accelerate the name recognition of Pick-Ups Plus, Inc. as well as the franchise opportunity which resulted in increased expenses of approximately $10,000; and
                  (ii) professional fees increased by approximately $30,000, due primarily to expenses relating to the preparation for an initial public offering of our common stock.

                  The Company was also able to recover royalties receivable, which were written off in prior years, aggregating $70,578. This recovery was the result of an acquisition agreement entered into whereby the Company acquired the operations of a franchisee. This acquisition was consummated effective May 1, 2000. See Note 4 to Notes to Interim Condensed Financial Statements.

                  Interest expense of $5,000 recorded in 2000 is a result of the borrowings under the note payable to a bank as well as the result of equipment purchased and financed through loans as opposed to zero interest costs in the prior year.

                  As a result of the above, the Company reflected a net loss of $45,243 or $.01 per share in 2000, as compared to a net loss of $48,058 ($.01 per share) for 1999.

                  LIQUIDITY AND CAPITAL RESOURCES:

                  As of March 31, 2000, current liabilities exceeded current assets by approximately $75,000. As of December 31, 1999, current liabilities exceeded current assets by approximately $144,000.

                  The Company used $107,000 in cash to support operating needs in 2000 as compared to $58,000 in 1999. This use of cash was offset by the proceeds from the sale of common stock pursuant to exercise of purchase warrants in 2000 and a short-term loan received from our bank in 1999 through our line of credit. The Company expects that the exercise of additional common stock purchase warrants still outstanding will generate additional net proceeds of approximately $650,000 before the end of the second calendar quarter of 2000. Also in March 2000, the Company received a commitment from a bank to provide a new line of credit in the amount of $300,000. Borrowings under this line, which don't become due and payable until June 2001, bear interest at an annual rate equal to 1% in excess of the bank's prime lending rate. We have not utilized this line of credit as of March 31, 2000.

                  The Company is not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity.

                  The Company believes that its cash flows from operations, funds from the exercise of warrants and funds available from its new line of credit, will be sufficient for at least the next twelve months.

                  RISKS ASSOCIATED WITH YEAR 2000 PROBLEM:

                  Computer systems and software used by many companies were required to be upgraded to accept four digit entries to distinguish 21st century dates from 20th century dates. Like most other companies using computers in their operations, we ensured that our operations were not adversely impacted by software or system failures related to the Year 2000 problem. We reviewed our internal computer and related information and operational systems to ensure Year 2000 compliance and have experienced no consequences due to untimely resolution of the Year 2000 problem. However, even if our internal systems were not materially affected by the Year 2000 problem, our business, financial condition and results of operations could be materially adversely affected if the businesses with which we interact are disrupted by Year 2000 problems. We have discussed this matter with those businesses upon which we are most dependent and have been assured that no material disruptions were experienced.

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

                           PART II - OTHER INFORMATION

Item 1. -     Legal Proceedings
              None

Item 2. -     Changes in Securities and Use of Proceeds
              None

Item 3. -     Defaults Upon Senior Securities

              N/A

Item 4. -     Submission of Matters to a Vote of Security Holders
              None

Item 5. -     Other Information
              None

Item 6. -     Exhibits and Reports on Form 8-K
        (a)   Exhibits

              Exhibit 15 - Review Report On Interim Condensed Financial
                           Statements
              Exhibit 27 - Financial Data Schedule

        (b)   Reports on Form 8-K
              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000                           Pick-Ups Plus, Inc.


                                              By: /s/ JOHN FITZGERALD
                                                  ----------------------------
                                                  John Fitzgerald
                                                  President and Principal
                                                  Accounting Officer