Form 10QSB
period 2000-06-30
PICK UPS PLUS INC
filed 2000-08-14
CIK 1074961

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended June 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 000-28255


                               PICK-UPS PLUS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                           31-12440524
------------------------------                            -------------------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                            Identification No.)


                 5181 Natorp Blvd, Suite 530, Mason, Ohio 45040
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (513) 398-4344
--------------------------------------------------------------------------------
                            Issuer's Telephone Number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

         There were 6,908,100 shares of the registrant's common stock outstanding as of June 30, 2000.

         Transitional Small Business Disclosure Format      Yes [ ] No [X]

                               PICK-UPS PLUS, INC.

                                    - INDEX -

                                                                                                   Page(s)
                                                                                                   -------
PART I:

Item 1 - Financial Information

         Condensed Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999                  3

         Condensed Statements of Operations - Three and Six months Ended June 30, 2000
         and 1999 (unaudited)                                                                        4

         Condensed Statements of Cash Flows - Six months Ended June 30,
         2000 and 1999 (unaudited)                                                                   5

         Notes to Interim Condensed Financial Statements                                             6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                               7

PART II: Other Information                                                                          11

SIGNATURES                                                                                          12

EXHIBITS:

         Exhibit 27 - Financial Data Schedule



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PICK-UPS PLUS, INC.
                            CONDENSED BALANCE SHEETS



                                                                                             JUNE 30,            December 31,
                                                                                              2000                  1999
                                                                                            ---------            ------------
                                                                                           (unaudited)
                                   - ASSETS -

CURRENT ASSETS:
     Cash                                                                                   $   8,612             $  11,188
     Accounts receivable - net of allowance for doubtful accounts of $10,398 and
       $3,344 for 2000 and 1999, respectively                                                  13,230                 7,052
     Inventories                                                                               70,021                33,156
     Prepaid expenses and other current assets                                                  2,800                 2,800
                                                                                            ---------             ---------
TOTAL CURRENT ASSETS                                                                           94,663                54,196
                                                                                            ---------             ---------
FIXED ASSETS - NET                                                                             83,805                25,365
                                                                                            ---------             ---------
OTHER ASSETS:
     Costs in excess of assets acquired - net                                                 210,925                    --
     Franchise development costs - net                                                          8,400                12,600
     Other assets                                                                              56,905                 1,905
                                                                                            ---------             ---------
                                                                                              276,230                14,505
                                                                                            ---------             ---------
                                                                                            $ 454,698             $  94,066
                                                                                            =========             =========
                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Bank credit lines payable                                                              $ 288,100             $  93,100
     Accounts payable                                                                         183,909                58,940
     Accrued expenses                                                                          42,600                13,375
     Loans payable - current                                                                  127,207                28,221
     Capitalized lease payable - current                                                       11,343                 4,971
                                                                                            ---------             ---------

TOTAL CURRENT LIABILITIES                                                                     653,159               198,607
                                                                                            ---------             ---------

NON-CURRENT LIABILITIES:
     Loans payable                                                                             21,137                22,812
     Capitalized leases                                                                        18,212                 4,623
     Loans payable - officer                                                                   24,781                24,781
                                                                                            ---------             ---------
                                                                                               64,130                52,216
                                                                                            ---------             ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                       --                    --
     Common stock, $.001 par value; 50,000,000 shares authorized, 6,908,100 and
       6,758,100 shares issued for 2000 and 1999, respectively                                  6,908                 6,758
     Additional paid-in capital                                                               400,632               197,728
     Accumulated deficit                                                                     (670,131)             (361,243)
                                                                                            ---------             ---------
                                                                                             (262,591)             (156,757)
                                                                                            ---------             ---------
                                                                                            $ 454,698             $  94,066
                                                                                            =========             =========


                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months                             Six Months
                                                                 Ended June 30,                          Ended June 30,
                                                     -----------------------------------      -----------------------------------
                                                         2000                    1999             2000                    1999
                                                     -----------             -----------      -----------             -----------
REVENUES:
     Retail sales                                    $   337,753             $   266,607      $   534,118             $   472,578
     Royalties                                            11,446                  24,026           36,206                  39,781
     Initial franchise fees                                5,000                  25,000            5,000                  25,000
                                                     -----------             -----------      -----------             -----------
                                                         354,199                 315,633          575,324                 537,359
                                                     -----------             -----------      -----------             -----------
COSTS AND EXPENSES (INCOME):
     Cost of sales                                       224,484                 198,201          371,754                 329,529
     Selling, general and administrative expenses        385,884                 141,870          570,479                 280,326
     Other income                                             --                      --          (70,578)                     --
     Interest expense                                      7,476                      --           12,557                      --
                                                     -----------             -----------      -----------             -----------
                                                         617,844                 340,071          884,212                 609,855
                                                     -----------             -----------      -----------             -----------
LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES         (263,645)                (24,438)        (308,888)                (72,496)
     Provision (credit) for income taxes                      --                      --               --                      --
                                                     -----------             -----------      -----------             -----------
NET LOSS                                             $  (263,645)            $   (24,438)     $  (308,888)            $   (72,496)
                                                     ===========             ===========      ===========             ===========

BASIC LOSS PER COMMON SHARE                          $      (.04)            $        --      $      (.05)            $      (.01)
                                                     ===========             ===========      ===========             ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             6,907,767               6,608,436        6,844,489               6,609,046
                                                     ===========             ===========      ===========             ===========

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                     -------------------------------
                                                                                        2000                  1999
                                                                                     ---------             ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                         $(308,888)            $ (72,496)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                    15,552                 2,675
       Bad debt provision                                                                7,054                    --
       Imputed interest on shareholder loan                                              1,054                    --
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                               (13,232)               (2,893)
       (Increase) in inventory                                                         (36,865)               (6,804)
       Increase in accounts payable                                                    124,969                 5,859
       Increase (decrease) in accrued expenses                                          29,225                  (940)
                                                                                     ---------             ---------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                  (181,131)              (74,599)
                                                                                     ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (43,675)                 (550)
    Security deposits                                                                  (55,000)                   --
    Payment re: assets acquired                                                        (90,000)                   --
                                                                                     ---------             ---------
         NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                  (188,675)                 (550)
                                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt                                                      195,000                48,518
    Principal payments of long-term debt                                               (27,189)                   --
    Payments of capitalized leases                                                      (2,581)                   --
    Proceeds from sale of equity units                                                 202,000                11,100
                                                                                     ---------             ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                     367,230                59,618
                                                                                     ---------             ---------

NET (DECREASE) IN CASH EQUIVALENTS                                                      (2,576)              (15,531)

    Cash and cash equivalents, beginning of year                                        11,188                37,113
                                                                                     ---------             ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $   8,612             $  21,582
                                                                                     =========             =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i) Cash paid during the period:
         Interest                                                                    $  10,120             $      --
         Taxes                                                                              --                    --


                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF COMPANY:

         Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently eight franchised locations in operation and two Company owned-stores. Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1999. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

         In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999 and its cash flows for the six month periods ended June 30, 2000 and 1999.

         The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

         The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operations of the two Company owned retail stores. Management is undergoing discussions with outside parties to rectify this situation. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

NOTE 2 - CAPITAL STOCK AND EQUIVALENTS:

         During the period ended June 30, 2000, the Company received $202,000 in net proceeds and issued 150,000 shares of common stock as of result of the exercise of common stock purchase warrants.

NOTE 3 - LINES OF CREDIT:

         In May 2000, the Company entered into an agreement with a new bank to provide an additional line of credit in the amount of $300,000. Borrowings under this line bear interest at an annual rate equal to the bank's prime lending rate + 1%, and are collateralized by all of the Company's assets as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line is due in June 2001. As of June 30, 2000, borrowings under this new line aggregated $195,000. The Company also has $93,100 outstanding with another bank under a previous line of credit agreement.

                               PICK-UPS PLUS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 4 - ACQUISITION:

         On May 1, 2000, the Company completed the acquisition of the assets of a franchisee. The purchase price of $286,942, was offset by royalties owed to the Company which are being recovered from this franchisee, aggregating $73,042 (including $70,578 from prior years). The remaining balance of $213,900 is payable in cash of $175,000 and 19,450 shares of Company common stock valued at $2.00 per share. The Company paid $60,000 at the time of closing and an additional $30,000 as of June 30, 2000. The remaining cash portion of the purchase price ($85,000) is due in monthly installments through December 2000.

         Costs in excess of the assets acquired of $214,500 is being amortized on the straight line basis over ten (10) years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION:

         Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 8 franchised stores which are located in Indiana, Iowa, Oregon, Pennsylvania, Idaho and California and two Company-owned stores in Ohio (acquired on September 30, 1998, as the prototype store) and Kentucky (acquired in May 2000 - see Note 4 of Notes to Interim Condensed Financial Statements). These acquisitions were recorded under the purchase method of accounting.

         The financial information presented herein includes: (i) Condensed Balance Sheets as of June 30, 2000 and December 31, 1999; (ii) Condensed Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 and (iii) Condensed Statements of Cash Flows for the six month periods ended March 31, 2000 and 1999.

         RESULTS OF OPERATIONS:

         Revenues for the three and six month periods ended June 30, 2000 consist primarily of net sales generated by the retail stores. Revenues are also derived from initial franchise fees and continuing royalty fees. Total revenues for the three and six month periods ended June 30, 2000 increased by 12% and 7%, respectively when compared to the same periods of the previous year.

         Costs of sales, as a percentage of retail sales was 66% and 74% for the three month periods ended June 30, 2000 and 1999, respectively. Costs of sales, as a percentage of retail sales was 70% for each of the six month periods ended June 30, 2000 and 1999.

         Selling, general and administrative expenses increased by $244,000 and $290,000 when comparing the three and six month periods ended June 30, 2000 to the comparable periods in 1999, primarily due to the following:
         (i) the continuation in 2000 of an aggressive advertising program to help accelerate the name recognition of Pick-Ups Plus, Inc. as well as the franchise opportunity which resulted in increased expenses as discussed above; (ii) increase in professional fees due primarily to expenses relating to the preparation for an initial public offering of our common stock and (iii) additional overhead expenses associated with the new store in Kentucky which was acquired in May 2000.

         The Company was also able to recover royalties receivable, which were written off in prior years, aggregating $70,578. This recovery was the result of the acquisition of the operations of the Kentucky store which was consummated on May 1, 2000. See Note 4 to Notes to Interim Condensed Financial Statements.

         Interest expense of $7,400 and $12,600 for the three and six month periods ended June 30, 2000 is a result of the borrowings under the bank credit lines as well as the result of equipment purchased and financed through loans as opposed to zero interest costs in the prior year.

         As a result of the above, the Company reflected net losses of $263,645 ($.04 per share) and $308,888 ($.05 per share) for the three and six month periods ended June 30, 2000, respectively compared to net losses of $24,438 ($.00 per share) and $72,496 ($.01 per share) for the three and six month periods ended June 30, 1999, respectively.

         LIQUIDITY AND CAPITAL RESOURCES:

         As of June 30, 2000, current liabilities exceeded current assets by approximately $558,000. As of December 31, 1999, current liabilities exceeded current assets by approximately $144,000.

         The Company used $181,000 in cash to support operating needs in 2000 as compared to $75,000 in 1999. This use of cash was offset by the proceeds from the sale of common stock purchase warrants in 2000 and borrowings under our credit lines with two banks.

         On May 1, 2000, the Company completed the acquisition of the assets of a franchisee. The purchase price of $286,942, was offset by royalties owed to the Company which are being recovered from this franchisee, aggregating $73,042, (including $70,578 from prior years). The remaining balance of $213,900 is payable in cash of $175,000 and 19,450 shares of Company common stock valued at $2.00 per share. The Company paid $60,000 at the time of closing and an additional $30,000 as of June 30, 2000. The remaining cash portion of the purchase price ($85,000) is due in monthly installments through December 2000.

         The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operations of the two Company owned retail stores. Management is undergoing discussions with outside parties to rectify this situation. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

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

Dated: August 14, 2000                         Pick-Ups Plus, Inc.


                                               By: /s/ John Fitzgerald
                                                   -----------------------
                                                   President and Principal
                                                   Accounting Officer