Form 10QSB
period 2000-09-30
PICK UPS PLUS INC
filed 2000-11-13
CIK 1074961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2000

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-28255

                               PICK-UPS PLUS, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                               31-12440524
         --------                                                               -----------
(State or Other Jurisdiction of                                                 (IRS Employer Identification No.)
Incorporation or Organization)

                 5181 Natorp Blvd, Suite 530, Mason, Ohio 45040
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (513) 398-4344
                            Issuer's Telephone Number

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     There were 7,458,100 shares of the registrant's common stock outstanding as of September 30, 2000.

     Transitional Small Business Disclosure Format Yes ___ No _X_ -

                               PICK-UPS PLUS, INC.


                                    - INDEX -



                                                                                                                 Page(s)
PART I:
Item 1 - Financial Information
            Condensed Balance Sheets - September 30, 2000 (unaudited)
             and December 31, 1999                                                                                    3

           Condensed Statements of Operations - Three and Nine months Ended
            September 30, 2000 and 1999 (unaudited)                                                                   4

           Condensed Statements of Cash Flows - Nine months Ended
            September 30, 2000 and 1999 (unaudited)                                                                   5

           Notes to Interim Condensed Financial Statements                                                            6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                               8


PART II    Other Information                                                                                         10


SIGNATURES 11

EXHIBITS:

           Exhibit 27 - Financial Data Schedule


                          PART I. Financial Information
ITEM 1. Financial Statements

                               PICK-UPS PLUS, INC.
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                 September 30, 2000   December 31,
                                                                                                     (unaudited)           1999
CURRENT ASSETS:
     Cash                                                                                            $      7,715         $  11,188
     Accounts  receivable  - net of  allowance  for  doubtful  accounts  of $10,398 and
       $3,344 for 2000 and 1999, respectively                                                              17,227             7,052
     Inventories                                                                                           96,808            33,156
     Prepaid expenses and other current assets                                                              3,474             2,800
                                                                                                 ----------------     -------------

TOTAL CURRENT ASSETS                                                                                      125,224            54,196
                                                                                                 ----------------     -------------

FIXED ASSETS - NET                                                                                        120,453            25,365
                                                                                                 ----------------     -------------

OTHER ASSETS:
     Costs in excess of assets acquired - net                                                             284,843            -
     Franchise development costs - net                                                                      6,300            12,600
     Other assets                                                                                          51,905             1,905
                                                                                                 ----------------     -------------
                                                                                                          343,048            14,505
                                                                                                 ----------------     -------------

                                                                                                     $    588,725         $  94,066
                                                                                                     ============         =========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Bank credit lines payable                                                                       $    393,100         $  93,100
     Accounts payable                                                                                     315,295            58,940
     Accrued expenses                                                                                      13,925            13,375
     Loans payable - current                                                                               84,424            28,221
     Capitalized lease payable - current                                                                   18,618             4,971
                                                                                                 ----------------     -------------

TOTAL CURRENT LIABILITIES                                                                                 825,362           198,607
                                                                                                 ----------------     -------------

NON-CURRENT LIABILITIES:
     Loans payable                                                                                        108,056            22,812
     Capitalized leases                                                                                    33,114             4,623
     Loans payable - officer                                                                               56,393            24,781
                                                                                                 ----------------     -------------

                                                                                                          197,563            52,216
                                                                                                 ----------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                                   -                 -
     Common stock, $.001 par value; 50,000,000 shares authorized,  7,458,100 and 6,758,100
       shares issued and attending for 2000 and 1999, respectively                                          7,458             6,758
     Additional paid-in capital                                                                           433,282           197,728
     Accumulated deficit                                                                                 (874,940)         (361,243)
                                                                                                 ----------------     -------------
                                                                                                         (434,200)         (156,757)
                                                                                                 -----------------    -------------

                                                                                                     $    588,725         $  94,066
                                                                                                     ============         =========

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months                   Nine Months
                                                         Ended September 30,           Ended September 30,
                                                          2000          1999          2000            1999

REVENUES:
     Retail sales ...............................   $   480,450    $   178,131     $1,014,568     $   650,709

     Royalties ..................................        18,496         35,206         54,702          74,987

     Initial franchise fees .....................          --             --            5,000          25,000
                                                     ----------    -----------    -----------     -----------

                                                        498,946        213,337      1,074,270         750,696
                                                     ----------    -----------    -----------     -----------


COSTS AND EXPENSES (INCOME):
     Cost of sales ..............................       283,876        145,685        655,630        475,214

     Selling, general and administrative expenses
                                                        408,809        168,354        979,288        448,680
     Other income
                                                           --             --          (70,578)          --
     Interest expense ...........................        11,070           --           23,627           --
                                                     ----------    -----------    -----------     -----------
                                                        703,755        314,039      1,587,967        923,894
                                                     ----------    -----------    -----------     -----------


LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES .      (204,809)      (100,702)      (513,697)      (173,198)


     Provision (credit) for income taxes ........          --             --             --             --
                                                     ----------    -----------    -----------     -----------

NET LOSS ........................................   $  (204,809)   $  (100,702)   $  (513,697)   $  (173,198)
                                                    ===========    ===========    ===========    ============


BASIC LOSS PER COMMON SHARE .....................   $      (.03)   $      (.01)   $      (.07)   $      (.03)
                                                    ===========    ===========    ===========    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ......     7,020,322      6,758,100      6,845,415      6,752,309
                                                    ===========    ===========    ===========    ============


                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                          2000         1999

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................................   $(513,697)   $(173,198)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization ................................................      32,924        6,884
       Bad debt provision ...........................................................       7,054         --
       Compensatory shares ..........................................................       7,000         --
       Imputed interest on shareholder loan .........................................       2,254         --
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable ...................................     (17,229)       1,001
       (Increase) decrease in inventory .............................................     (63,652)       3,474
       (Increase) in prepaid expenses and other .....................................        (674)        --
       Increase in accounts payable .................................................     256,355       19,871
       Increase in accrued expenses .................................................         550        4,385
                                                                                        ---------    ---------
         Net cash (utilized) by operating activities ................................    (289,115)    (137,583)
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ............................................................      (9,481)        --
    Security deposits ...............................................................     (50,000)        --
    Payment re: assets acquired .....................................................    (140,427)        --
                                                                                        ---------    ---------
         Net cash (utilized) by investing activities ................................    (199,908)        --
                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from short-term debt ...................................................     300,000       90,330
    Principal payments of long-term debt ............................................     (63,854)        --
    Payments of capitalized leases ..................................................      (9,208)        --
    Proceeds from shareholder loans .................................................      31,612         --
    Proceeds from sale of equity units ..............................................     227,000       11,280
                                                                                        ---------    ---------
         Net cash provided by financing activities ..................................     485,550      101,610
                                                                                        ---------    ---------

NET (DECREASE) IN CASH EQUIVALENTS ..................................................      (3,473)     (35,973)

    Cash and cash equivalents, beginning of year ....................................      11,188       37,113
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............................................   $   7,715    $   1,140
                                                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period:
         Interest ...................................................................   $  21,373    $    --
         Taxes ......................................................................        --           --

                               PICK-UPS PLUS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE   1   -     DESCRIPTION OF COMPANY:

                 Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently eight franchised locations in operation and three Company owned-stores. Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.

                 The accounting policies followed by the Company are set forth in Note 2 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1999. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

                 In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999 and its cash flows for the nine month periods ended September 30, 2000 and 1999.

                 The results of operations  for the three and nine month periods
                 ended   September  30,  2000  and  1999  are  not   necessarily
                 indicative of the results to be expected for the full year.

                 The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operations of the three Company owned retail stores. Management is undergoing discussions with outside parties to rectify this situation. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

NOTE   2   -     CAPITAL STOCK AND EQUIVALENTS:

                 During the period ended September 30, 2000, the Company received $227,000 in net proceeds and issued 650,000 shares of common stock as of result of the exercise of common stock purchase warrants. The Company also issued 50,000 shares to a consultant in lieu of payment for services rendered aggregating $7,000.

NOTE   3   -     LINES OF CREDIT:

                 In May 2000, the Company entered into an agreement with a new bank to provide an additional line of credit in the amount of $300,000. Borrowings under this line bear interest at an annual rate equal to the bank's prime lending rate + 1%, and are collateralized by all of the Company's assets as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line is due in June 2001. As of September 30, 2000, borrowings under this new line aggregated $300,000. The Company also has $93,100 outstanding with another bank under a previous line of credit agreement.

                               PICK-UPS PLUS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


NOTE   4   -     ACQUISITION:

                 On May 1, 2000, the Company completed the acquisition of the assets of a franchisee. The purchase price of $286,942, was offset by royalties owed to the Company which are being recovered from this franchisee, aggregating $73,042 (including $70,578 from prior years). The remaining balance of $213,900 is payable in cash of $175,000 and 19,450 shares of Company common stock valued at $2.00 per share. The Company paid $60,000 at the time of closing and through September 30, 2000, has paid an additional $50,000. The remaining cash portion of the purchase price is due in monthly installments through December 2000. Costs in excess of the assets acquired of $214,500 is being amortized on a straight line basis over ten (10) years.

                 On August 18, 2000, the Company completed the acquisition of certain net assets of a second franchisee. Assets acquired included store fixtures and inventory and the Company assumed certain accounts payable and a bank loan. Costs in excess of the assets acquired of $80,284, have been assigned to goodwill and is being amortized on a straight line basis over ten (10) years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Introduction:

                  Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 8 franchised stores which are located in Iowa, Oregon, Pennsylvania, Idaho and California and three Company-owned stores in Ohio (acquired on September 30, 1998, as the prototype store), Kentucky (acquired in May 2000) and Indiana (acquired in August 2000). These acquisitions were recorded under the purchase method of accounting.

                  The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of September 30, 2000 and December 31, 1999; (ii) Condensed Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and (iii) Condensed Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999.

                  RESULTS OF OPERATIONS:

                  Revenues for the three and nine month periods ended September 30, 2000 consist primarily of net sales generated by the retail stores. Revenues are also derived from initial franchise fees and continuing royalty fees. Total revenues for the three and nine month periods ended September 30, 2000 increased by 134% and 43%, respectively when compared to the same periods of the previous year.

                  Costs of sales, as a percentage of retail sales was 59% and 82% for the three month periods ended September 30, 2000 and 1999, respectively. Costs of sales, as a percentage of retail sales was 65% and 73% for the nine month periods ended September 30, 2000 and 1999, respectively.

                  Selling, general and administrative expenses increased by $240,000 and $531,000 when comparing the three and nine month periods ended September 30, 2000 to the comparable periods in 1999, primarily due to the following: (i) the continuation in 2000 of an aggressive advertising program to help accelerate the name recognition of Pick-Ups Plus, Inc. as well as the franchise opportunity which resulted in increased expenses as discussed above; (ii) increase in professional fees due primarily to expenses relating to the preparation for an initial public offering of our common stock and (iii) additional overhead expenses associated with the new stores in Kentucky and Indiana which were acquired in May 2000 and August 2000, respectively.

                  The Company was also able to recover royalties receivable, which were written off in prior years, aggregating $70,578. This recovery was the result of the acquisition of the operations of the Kentucky store which was consummated on May 1, 2000. See Note 4 to Notes to Interim Condensed Financial Statements.

                  Interest expense of $11,000 and $23,600 for the three and nine month periods ended September 30, 2000 is a result of the borrowings under the bank credit lines as well as the result of equipment purchased and financed through loans as opposed to zero interest costs in the prior year.

                  As a result of the above, the Company reflected net losses of $204,809 ($.03 per share) and $513,697 ($.07 per share) for the three and nine month periods ended September 30, 2000, respectively compared to net losses of $100,702 ($.01 per share) and $173,198 ($.03 per share) for the three and nine month periods ended September 30, 1999, respectively.

                  LIQUIDITY AND CAPITAL RESOURCES:

                  As of September 30, 2000, current liabilities exceeded current assets by approximately $700,000. As of December 31, 1999, current liabilities exceeded current assets by approximately $144,000.

                  The Company used $289,000 in cash to support operating needs in 2000 as compared to $138,000 in 1999 and used $200,000 in 2000 for investing activities. This use of cash was offset by the proceeds from the sale of common stock purchase warrants in 2000 and borrowings under our credit lines with two banks.

                  On May 1, 2000, the Company completed the acquisition of the assets of a franchisee. The purchase price of $286,942, was offset by royalties owed to the Company which are being recovered from this franchisee, aggregating $73,042, (including $70,578 from prior years). The remaining balance of $213,900 is payable in cash of $175,000 and 19,450 shares of Company common stock valued at $2.00 per share. The Company paid $60,000 at the time of closing and an additional $50,000 through September 30, 2000. The remaining cash portion of the purchase price is due in monthly installments through December 2000.

                  On August 18, 2000, the Company completed the acquisition of certain net assets of a second franchisee. Assets acquired included store fixtures and inventory and the Company assumed certain accounts payable and a bank loan.

                  The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operations of the three Company owned retail stores. Management is undergoing discussions with outside parties to rectify this situation. The Company may determine, depending on the opportunities available to it, to seek additional equity or debt financing to fund the cost of its operations. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms, or at all. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

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


Dated: November 13, 2000                                Pick-Ups Plus, Inc.


                                                By: /s/ John Fitzgerald
                                                        President and Principal
                                                        Accounting Officer