Form 10KSB
period 2000-12-31
PICK UPS PLUS INC
filed 2001-04-16
CIK 1074961

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                              REPORT ON FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000


                          COMMISSION FILE NO. 000-28255


                               PICK-UPS PLUS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                                 31-12440524
------------------------                                     -------------------
(STATE OF INCORPORATION                                       (I.R.S. EMPLOYER
   OR ORGANIZATION)                                          IDENTIFICATION NO.)


  5181 NATORP BOULEVARD, MASON, OHIO                                45040
----------------------------------------                     -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (513) 398-4344

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (TITLE OF CLASS)

         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year ended December 31, 2000: $1,549,691.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of April 10, 2001 was $1,455,236.

         The number of shares outstanding of the issuer's common stock, as of April 10, 2001 was 13,326,182.

         DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                               PICK UPS PLUS, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

ITEMS IN FORM 10-K                                                          Page

PART I

Item 1.  Description of Business...........................................   1

Item 2.  Description of Property...........................................  12

Item 3.  Legal Proceedings.................................................  12

Item 4.  Submission of Matters to a Vote of Security Holders...............  12


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters...............................................  12


PART III

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation..............................................  16

Item 7.  Financial Statements..............................................  18

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  18

Item 9.  Directors, Executive Officers Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................  18

Item 10. Executive Compensation............................................  20

Item 11. Security Ownership of Certain Beneficial Owners and Management....  21

Item 12. Certain Relationships and Related Transactions....................  22

Item 13. Exhibits and Reports on Form 8-K..................................  23


Signatures.................................................................  25

                                     PART I

ITEM 1.  BUSINESS
                           FORWARD LOOKING STATEMENTS

         Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Such potential risks and uncertainties include, but are not limited to, the risk factors contained in this Annual Report. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL HISTORICAL INFORMATION

         In 1993, Fitzgerald Urethanes, Inc. opened a retail store for trucks and sports utility vehicle accessories in Cincinnati, Ohio, which did business as Pick-Ups Plus. On February 22, 1993, John Fitzgerald founded Mr. Pickup Co. to act as a franchisor of similar stores and, on October 3,1994, amended the certificate of incorporation of Mr. Pickup Co. to change its name to Pick-Ups Plus, Inc. In September 1998 we acquired the Pick-Ups Plus prototype store from Mr. Fitzgerald in order to consolidate its operations with that of the franchise system.

         We sold our first franchise, located in Florence, Kentucky, in 1996. The following year, we sold two additional franchises, one in South Bend, Indiana and the other in Des Moines, Iowa. In 1998, we added new franchises in Portland, Oregon and in Pittsburgh, Pennsylvania; however, we have recently terminated our franchise arrangement with the franchisee in Pennsylvania. In 1999 and 2000 we added franchises in California, Idaho, Ohio and Indiana. In 2001 we added an additional franchise in Kentucky and executed a franchise agreement for a location in Springfield, Illinois. We currently have seven operating franchised locations operated by independent franchisees. We currently maintain three company-owned stores in Ohio, Indiana and Kentucky which serve as prototype stores for our franchise system.

         We are a Delaware corporation with our executive offices located at 5181 Natorp Boulevard, Mason, Ohio 45040. Our telephone number is (513) 398-4344 and our fax number is (513) 398-4271. We maintain an Internet Web site located at http://www.pickupsplus.com.

OUR FRANCHISE SYSTEM

         THE TYPICAL FRANCHISE UNIT. While each store within our franchise system is unique in many aspects, there are several similarities from one franchise unit to the next. This section presents a profile of the "typical" store within the Pick-Ups Plus franchise system.

         FACILITIES. The Picks-Ups Plus store is designed and merchandised to be a toy store for pick-up truck and sports utility vehicle enthusiasts. Each store offers a wide selection of automotive products and is designed to cover a broad range of specific vehicle applications. Products are displayed for maximum appeal, profitability, and traffic flow. The typical store features approximately 4,000 square feet of space, with 1,500 feet devoted to the retail showroom, 2,000 feet to the installations facility, and 500 feet for storage, common area, and office use.

PRODUCTS AND SERVICES

         ACCESSORIES - The typical Pick-Ups Plus store, consisting of 4,000 square feet of space, offers a variety of merchandise to accessorize trucks and sports utility vehicles. Popular product categories include: grille accessories, running boards, chrome light bars, fiberglass fender flares, ladder racks, bug guards, heavy-duty floor mats, oversized visors, headlight covers, toolboxes, bed liners, caps and step bars.

         INSTALLATION - Each store's installation service is an important profit center. Products typically installed at the stores include: running boards, bug shields and tonnue tops.

         STAFFING. The franchisee is on-site during the vast majority of, if not all, hours of operation, is responsible for all operations, and has direct responsibility for marketing, financing, hiring personnel and product purchasing. The franchisee is also active with in-store selling, merchandising, and customer service. The typical owner-operator takes his compensation in the form of the store's distributed profits.

         In addition to the franchisee, a typical store employs three full-time associates who assist in managing in-store sales and customer service. The sales associates are trained in customer-oriented selling techniques and must remain highly-informed regarding all of the stores products and services.

         MARKETING AND ADVERTISING. We believe that each store serves as a marketing tool for our products and for the franchise opportunity. We design and build our franchised stores with a high visual impact and our products are merchandised for maximum appeal and in accordance with in-store traffic. Uniformed and trained sales associates remain readily available to help customers with product selection.

         Store-level advertising efforts are supplemented by advertisements developed and placed by the franchiser. Store-initiated advertising may include, but not be limited to utilizing print media such as multi-page catalogs, television, radio commercials, newspaper advertisements and various in-store promotions.

         Pick-Ups Plus stores try to generate maximum productivity from their client bases by maintaining detailed information about all past and current customers. Mailings are sent regularly to these customers promoting new products and services or other special promotions. Promotional post cards are sent to acquired lists of new truck and sport utility vehicle owners in the market areas.

         FRANCHISE FEES. The fee for the rights to establish a Pick-Ups Plus franchise store location is $25,000, payable upon the signing of the franchise agreement and before the commencement of training or franchise operations. Royalties, equal to 6% of the franchisee's previous week sales, are paid on a weekly basis.

         OTHER RESPONSIBILITIES. To insure the success of our franchisees and the system in general, we require that our franchisees meet certain additional requirements such as the allocation of a minimum marketing budget (at least $1,500 per month or 4% of gross sales, whichever is larger) and the acquisition of proper insurance coverage (including a minimum of $1 million coverage each for general aggregate, product, and personal injury coverage).

COMPANY SUPPORT

         MARKET-TESTED PRODUCTS AND OPERATIONS APPROACH - Since 1993, we have refined all aspects of store operations, including merchandising, product/service mix, and promotional materials. A 187 page operations manual covering all aspects of operations serves as the franchisee's first source of reference for operational questions.

         TRAINING - Our franchisees receive 18 days of intensive training and orientation. Training covers all aspects of operations including: store operations, ordering inventory, inventory control, installation of products sold, store maintenance and merchandising (in-store training), office procedures, forms, ordering items (in-store training), sales training, and dealing with customers and employees.

         CONTINUED MANAGEMENT SUPPORT - Support efforts include regular operational visits and phone consultations from Mr. Fitzgerald, our President and Chief Executive Officer, and other support professionals. Helpful management information is also distributed through regular educational seminars, conferences, bulletins, and newsletters. We host an informative Internet Web site located at http://www.pickups-plus.com that all franchisees have access to. On our Web site, the franchisee can exchange sales tips, installation tips, access information about other franchise stores, managers and supplier information. Additionally, the Web site gives the franchisees the ability to communicate directly with us and other franchisees through an on-line mailbox system.

         CONTINUED MARKETING SUPPORT - Franchisees benefit from our overall marketing efforts. Our corporate marketing campaign attempts to create awareness and positive perceptions that are then amplified by the franchisees' own local marketing efforts. Our franchisees benefit from their affiliation with a larger, recognizable organization.

         BUYING POWER - Through our vendor relationships, we enable our franchisees to purchase items in small quantities at significant discounts normally reserved for volume purchases. Our franchisees are not required to purchase products from us.

         SITE SELECTION - We offer our franchisees assistance with site selection, market analysis, specific site evaluation, and lease negotiations. Substantially all of our Pick-Ups Plus stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix.

         STORE OPENING - We assist our franchisees in designing layouts and merchandising their stores. We help the franchisees identify preferred vendors for fixtures, insurance, and other pre-opening requirements. We also provide on-site store opening assistance for the first week of the franchisee's operations.

         FRANCHISE AGREEMENT - The initial term of the franchise agreement is for five (5) years and may be renewed by the franchisee for an additional five(5) years. We may terminate a franchise agreement in the event the franchisee breaches the terms of the franchise agreement.

STORE LOCATIONS

         We have three company-owned stores located at 11370 Reading Road, Cincinnati, Ohio 45241; 107 E. McGalliard Road, Muncie, Indiana 47303; and 8047/ 8045A Connector Drive, Florence, Kentucky 41042.

         The following table sets forth the State locations of the Pick-Ups Plus stores as of the date hereof:

State Location         Number of franchised stores      Company-owned stores
--------------         ---------------------------      --------------------
Indiana                             1                             1
Oregon                              1
Kentucky                            1                             1
Iowa                                1
Ohio                                1                             1
California                          1
Idaho                               1
Illinois*                           1
----------------------------------------------------------------------------
Total                               8                             3

*Not yet opened
                                       4

FRANCHISE MARKETING

         Our marketing strategy for franchise sales is based on the sale of individual franchise stores to business-minded individuals. We do not have any area development agreements to open multi-store franchises. We believe that the market opportunity for our Pick-Ups Plus stores is nationwide. We seek franchisees by attending franchise and business opportunity shows, advertising in national publications and through our Web site.

COMPETITION

         Franchising competition - We compete directly with many other local and national franchisors which also seek to sell their franchises or business opportunities to prospective franchisees. We are aware of only one other franchisor of truck accessory stores, a privately held company located in Winston-Salem, North Carolina.

         Merchandise competition - Our franchisees compete against local auto parts stores, specialized truck accessory stores and national auto parts chains such as AutoZone, Pep Boys and Discount Auto Parts. Major retailers, such as Wal-Mart, K-Mart and Sears also offer a limited selection of truck accessories. Some of our competitors are also general, full range, traditional department stores which carry automotive accessories. Certain of our competitors are larger in terms of sales volume, store size, resources and have been operating longer than we have. We believe that we maintain a competitive position in terms of depth and breadth of product line, price, quality of personnel and customer service.

TRADE NAMES AND SERVICE MARKS

         We currently hold a federal trademark registration from the United States Patent and Trademark Office (Reg. No: 1,939,005) for "PICK-UPS PLUS". Such trademark rights were issued to John Fitzgerald in November 1995 and, in May 1996, John Fitzgerald assigned such trademark rights to us for a twenty year term at a nominal cost. In addition, we hold copyrights in connection with all of our training manuals and materials which we consider proprietary products. We are not aware of any current use of similar marks. We also maintain a registered domain name for our Web-site located at HTTP://WWW.PICKUPS-PLUS.COM.

REGULATION

         The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission ("FTC") and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We use Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, we are required to register or file with such states and to provide prescribed disclosures. We are required to update our offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require us to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that we will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, that we will not be required to cease offering and selling franchises or that we will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect our results of operation.

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

         We believe that we are in substantial compliance with federal and state franchising laws and the regulations promulgated thereunder and have obtained all licenses and permits necessary to conduct our business. Failure to comply with such laws and regulations in the future could subject us to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on us.

         Our retail operations and those of our franchisees are also subject to various federal, state and local laws affecting their retail businesses, including state and local licensing, labor, wage and hour, zoning, land use, construction and environmental regulations and various safety and other standards. Failure by us or our franchisees to comply with applicable regulations could interrupt the operations of the affected franchise or otherwise adversely affect the franchise or our business operations.

Employees

         As of December 31, 2000, we had approximately fourteen full time employees and nine part-time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and salesmen. The loss of such personnel could have a material adverse effect on our business and our results of operations.

Transfer agent

         Our transfer agent is Florida Atlantic Stock Transfer, 7130 Nobb Hill Road, Tamarac, Florida 33321.

                                  RISK FACTORS

         An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this report. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this report, including the financial statements and related notes thereto. In addition, the risks described below are not the only ones facing us. We have described only the risks we consider material. However, there may be additional risks that we view as not material or of which we are not presently aware.

         If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

Special note regarding forward-looking statements

         This report may contain certain forward-looking statements and information relating to us that are based on beliefs and its principals as well as assumptions made by and information currently available to them. These statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, expansion opportunities, and profitability. When used in these documents, the words "anticipate," "feel," "believe," "estimate," "expect," "plan," and "intend" and similar expressions, as they relate to us or our principals, are intended to identify forward-looking statements. Such statements reflect the current view of respecting future events and are subject to certain risks, uncertainties, and assumptions, including the meaningful and important risks and uncertainties noted, particularly those related to our operations, results of operations, and growth strategy, liquidity, competitive factors and pricing pressures, changes in legal and regulatory requirements, general economic conditions, and other factors described in this report.

WE HAD LOSSES IN THE FISCAL YEARS ENDED DECEMBER31, 1998,1999 AND 2000.

         We had a loss of $13,506 for the year ended December 31, 1998, a loss of $275,777 for the year ended December 31, 1999, and a loss of $1,146,347 for the fiscal year ended December 31, 2000. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our franchised stores. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

         We believe that the current cash on hand together with cash flow from operations will be adequate to fund our operations for at least nine months. Future events, including the problems, delays, expenses and difficulties frequently encountered by companies, may lead to cost increases that could make our funds insufficient to support our operations. We may seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

WE MUST COMPLY WITH FEDERAL AND STATE FRANCHISE REGULATIONS AND IF WE SHOULD FAIL TO MATERIALLY COMPLY WITH SUCH REGULATIONS, IT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

         The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission ("FTC")and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We use uniform franchise offering circulars to satisfy this disclosure obligation. In addition, in certain states, we are required to register or file with such states and to provide prescribed disclosures. We are required to update our offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require us to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that we will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with our expansion plans, that we will not be required to cease offering and selling franchises or that we will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect our results of operation.

THE LOSS OF OUR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR GROWTH OBJECTIVES.

         Our success in achieving our growth objectives depends upon the efforts of our top management team including the efforts of John Fitzgerald, our President, as well as other of our management members. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose any or all of these individuals' services.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND/OR RETAIN QUALIFIED PERSONNEL.

         A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on our business, our financial condition and results of our operations. Our business is dependent upon our ability to attract and retain sales personnel, business administrators and corporate management. We can give no assurance that we will be able to employ a sufficient number of such personnel in order to accomplish our growth objectives.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

         The wholesale/retail industry for the accessories of trucks and sports utility vehicles is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a material adversely affect on our operating results.

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

         Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $1.00 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

THE EXERCISE OF OUR PUT RIGHTS TO CORNELL CAPITAL PARTNERS LP MAY SUBSTANTIALLY DILUTE THE INTERESTS OF OTHER SECURITY HOLDERS.

         Subject to certain terms and conditions, we intend to issue shares of our common stock to Cornell Capital Partners LP ("Cornell") in connection with an Equity Line of Credit Agreement dated March 29, 2001 at a price equal to 91% of the lowest closing bid price of the Company's common stock as reported by Bloomberg L.P. for the ten (10) consecutive trading days after the date that the Company delivers to Cornell an advance notice or a put requiring the Investor to advance funds to the Company, subject to the terms of the Equity Line Agreement. Accordingly, the exercise of our put rights may result in substantial dilution to the interests of the other holders of our common stock. Depending on the price per share of our common stock during the twenty-four month term of the Cornell credit line agreement, we may need to register additional shares for resale. The Company intends, in the second quarter of 2001, to file a registration statement with the Securities and Exchange Commission on a Form SB-2 registering, among other items, the shares of common stock to be issued to Cornell.

THE SALE OF MATERIAL AMOUNTS OF OUR COMMON STOCK COULD REDUCE THE PRICE OF OUR COMMON STOCK AND ENCOURAGE SHORT SALES.

         If and when we exercise our advance/put rights and sell shares of our common stock to Cornell, if and to the extent that Cornell sells the common stock, our common stock price may decrease due to the additional shares in the market. If the price of our common stock decreases, and if we decide to exercise our right to put shares to Cornell, we must issue more shares of our common stock for any given dollar amount invested by Cornell. This may encourage short sales, which could place further downward pressure on the price of our common stock.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

         As of December 31, 2000, the Company had 12,778,932 shares of its Common Stock issued and outstanding. As of April 10, 2001 the Company had 13,326,182 shares of its Common Stock issued and outstanding, 7,906,932 of which are "restricted securities". Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

WE MAY BE UNABLE TO OBTAIN SUFFICIENT FUNDS FROM THE CORNELL EQUITY LINE TO MEET OUR LIQUIDITY NEEDS.

         The future market price and volume of trading of our common stock limits the rate at which we can obtain funding under the Cornell equity line agreement. Furthermore, we may be unable to satisfy the conditions contained in the Cornell equity line of credit agreement, which would result in our inability to draw down money on a timely basis, or at all. If the price of our common stock declines, or trading volume in our common stock is low, we will be unable to obtain sufficient funds to meet our liquidity needs.

THE EXERCISE OF OUTSTANDING WARRANTS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK.

         As of the date of this Report, there are warrants outstanding to purchase 100,000 shares of our common stock at an exercise price of $.33 per share. All of such warrants have registration rights and the Company intends to register the shares underlying such warrants in an upcoming registration statement to be filed with the Securities and Exchange Commission. The exercise of such outstanding warrants will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE AN ECONOMIC GAIN ON HIS OR HER INVESTMENT FROM AN APPRECIATION, IF ANY, IN THE MARKET PRICE OF OUR COMMON STOCK.

         We have never paid, and have no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

         Our securities may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Our securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our securities and may have the effect of reducing the level of trading activity of our common stock in the secondary market. The foregoing required penny stock restrictions will not apply to our securities if such securities maintain a market price of $5.00 or greater. We can give no assurance that the price of our securities will reach or maintain such a level.

IN THE FUTURE, THE AUTHORIZATION OF OUR PREFERRED STOCK MAY HAVE AN ADVERSE EFFECT ON THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

         We may, without further action or vote by our shareholders, designate and issue additional shares of our preferred stock. The terms of any series of preferred stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the common stock and thereby reduce the value of the common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make the possible takeover of us or the removal of our management more difficult and discharge hostile bids for control of us which bids might have provided shareholders with premiums for their shares.

OUR OFFICERS AND DIRECTORS HAVE LIMITED LIABILITY AND HAVE INDEMNITY RIGHTS

         Our Certificate of Incorporation and By-Laws provide that we may indemnify our officers and directors against losses sustained or liabilities incurred which arise from any transaction in that officer's or director's respective managerial capacity unless that officer or director violates a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease our principal executive office, located at 5181 Natorp Boulevard, Mason, Ohio 45040, at an annual rent of $30,801. The lease for our executive office expires in June 2005. Our Ohio based company-owned store is located at 11370 Reading Road, Cincinnati, Ohio 45241, is leased at an annual base rent of $26,400 and expires on March 31, 2002. Our Indiana based company-owned store is located at 107 E. McGalliard Road, Muncie, Indiana 47303, is leased at an annual base rent of $30,000 and expires in May 31, 2004. Our Kentucky based company-owned store is located at 8045A and 8047 Connector Drive, Florence, Kentucky 41042, is leased at an aggregate annual base rate of $66,720 and expires in September 2001. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3.  LEGAL PROCEEDINGS

         There is no current outstanding litigation in which we are involved in other than routine litigation incidental to ongoing business.

         On November 15, 2000 we entered into a non-exclusive financial advisory agreement with Morgan Brewer Securities Inc. ("Morgan Brewer"), a member of the National Association of Securities Dealers, Inc. On January 31, 2001, Morgan Brewer received an informal inquiry notice from the Securities and Exchange Commission regarding, among other items, its relationship with our Company. Morgan Brewer has responded to the inquiry and intends to fully cooperate with the SEC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is quoted on the OTC Bulletin Board under the symbol "PUPS". The following table sets forth the range of high and low bid quotations of our common stock, as reported on the OTC Bulletin Board, for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                                   Common Stock

                                                High           Low
2000
----

First Quarter...............................    $4.00          $3.50
Second Quarter .............................    $3.875         $0.9062
Third Quarter ..............................    $1.9375        $0.3125
Fourth Quarter .............................    $0.843         $0.218

SECURITY HOLDERS

         At December 31, 2000 there were 12,778,932 shares our common stock outstanding which were held by approximately 61 stockholders of record.


DIVIDEND POLICY

         We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. Our Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

         For the fiscal year ended December 31, 2000, the Company issued the following shares of its common stock that were not registered under the Securities Act of 1933, as amended.

         In March, 2000, the Company issued 140,000 shares of common stock to one individual upon the exercise of warrants to purchase shares of the Company's common stock, exercisable at $1.00 per share, for which the Company received $140,000.

         In April, 2000, the Company issued 10,000 shares of common stock to one individual upon the exercise of warrants to purchase shares of the Company's common stock, exercisable at $1.00 per share, for which the Company received $10,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         In August 2000, the Company issued 50,000 shares of its common stock, valued at $.14 per share, to one individual consultant as payment for services rendered to the Company valued at $7,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         In September, 2000, the Company sold 500,000 shares of common stock to one individual as compensation for services rendered pursuant to his consulting agreement. Such shares were valued at an aggregate of $25,000. Such issuance was pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         In October, 2000, the Company issued 10,000 shares to one individual, valued at $.30 per share, which was paid as part of the purchase price of a Pick Ups Plus store. The Company also issued 30,000 shares to one individual, valued at $.10 per share, which was paid as part of the purchase price of a Pick Ups Plus store. Such issuances were pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         In October 2000, the Company issued 30,000 shares of it common stock to one individual upon the exercise of warrants to purchase shares of the Company's common stock for which the Company received an aggregate of $4,800. The Company also issued an aggregate of 372,000 shares of its common stock to ten employees and consultants for services rendered to the Company. All of such shares issued were valued at $.11 per share. Such issuances were pursuant to the exemption provided in Section 4(2)of the Securities Act for transactions by an issuer not involving a public offering.

MAY DAVIS / CONVERTIBLE DEBENTURE TRANSACTION

         On March 29, 2001 we entered into a Placement Agent Agreement with the May Davis Group, Inc. ("May Davis") to assist in the sale of an aggregate of $500,000 in principal amount of 5% convertible debentures (the "Debentures"). The Debentures will be due in 2006 and interest on the Debentures will be computed on the basis of a 365 day year. The Debentures will be convertible at a conversion price equal to either (a) $.50 per share or (b) an amount equal to eighty percent (80%) of the lowest five (5) closing bid prices of the common stock for the twenty (20) trading days immediately preceding the conversion date. The Company can give no assurance that May Davis will be successful in its placement of the Debentures. In accordance with the Placement Agent Agreement and the Debentures, the Company intends to register 6,000,000 shares of its common stock with the Securities and Exchange Commission on a Form SB-2 registration statement. The conversion price and the number of shares of common stock underlying the Debentures are subject to adjustment for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to our common stock.

         Pursuant to the Placement Agent Agreement the Company issued five year warrants to May Davis to purchase an aggregate of 100,000 shares of our common stock exercisable at $.33 per share. The warrants provide that in no event shall the holder of the warrant be entitled to exercise the warrant for a number of shares of common stock which upon giving effect to such exercise would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of the Company's common stock except within 60 days of the warrants' expiration date. Such warrants may not be transferred or assigned without compliance with applicable federal and state securities laws by the transferor and the transferee. Hunter Singer, Mark Angelo, Joseph Donahue and Robert Farrell are employees of May Davis Group, the Company's Placement Agent, and such individuals are control persons and beneficial owners of all of the outstanding capital stock of Yorkville Advisors LLC, the general partner of Cornell Capital Partners LP with whom we entered into an equity line of credit agreement.

CORNELL CAPITAL PARTNERS LP EQUITY LINE FINANCING

         On March 29, 2001, the Company entered into an Equity Line of Credit Agreement ("Equity Line Agreement") with Cornell Capital Partners LP ("Cornell") to sell to Cornell, from time to time, up to $5 million of the Company's common stock. Under the terms of the Equity Line Agreement, the Company periodically may choose to sell shares of its common stock to Cornell subject to several conditions and certain limitations based on the market price and trading volume of the Company's common stock. If the Company elects to sell shares to Cornell then the purchase price for Cornell shall be at 91% of the lowest closing bid price of the Company's common stock as reported by Bloomberg L.P. for the ten
(10) consecutive trading days after the date that the Company delivers to the Cornell an advance notice or a put requiring Cornell to advance funds to the Company, subject to the terms of the Equity Line Agreement. In accordance with the Equity Line Agreement and a registration rights agreement dated March 29, 2001, the Company intends to register 25,000,000 shares of its common stock with the Securities and Exchange Commission on a Form SB-2 registration statement. We may not be able to satisfy all conditions of the Equity Line Agreement required to put shares to Cornell at any given time. Furthermore, the amount of shares that we can put to Cornell depends on our trading price and trading volume.

         Pursuant to the Equity Line Agreement with Cornell the Company has agreed to pay to Yorkville Advisors Management, LLC, a fee in an amount equal to two percent (2%) of each installment amount invested in the Company by Cornell.

The Company has also issued to Yorkville Advisors Management, LLC, 500,000 shares of the Company's common stock valued at $.30 per share with "piggy-back" registration rights. Hunter Singer, Mark Angelo, Joseph Donahue and Robert Farrell are employees of May Davis, the Company's Placement Agent, and such individuals are control persons and beneficial owners of all of the outstanding capital stock of Yorkville Advisors LLC, the general partner of Cornell.


                                    PART III

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have seven operating franchised stores that are located in Iowa, Oregon, Indiana, Ohio, Kentucky, Idaho and California; an agreement for a new location in Illinois; and three Company-owned stores in Ohio (acquired in September 1998, as the prototype store), Kentucky (acquired in May 2000) and Indiana (acquired in August 2000). These acquisitions were recorded under the purchase method of accounting and accordingly, revenues and expenses of these stores have been included in operations from the respective dates of acquisition.

RESULTS OF OPERATIONS:

Revenues for both 2000 and 1999 consist primarily of net sales generated by the retail store. Revenues are also derived from the Company's initial franchise fees and continuing royalty fees. Revenues increased by $595,501 (62%), from $954,190 in 1999 to $1,549,691 in 2000. This increase in revenues is partially attributable to the acquisitions of the retail stores as discussed earlier.

The increase in costs of sales of $304,605, from $610,373 to $914,978 is also primarily due to the costs of the Company-owned stores as discussed above.

Selling, general and administrative expenses increased by $1,077,803 when comparing 2000 to 1999, primarily due to the following: (i) increased expenses associated with the acquisitions of the two retail stores representing approximately $238,000 of the overall increase; (ii) the continuation of an aggressive advertising program to help accelerate the name recognition of Pick-Ups Plus, Inc. as well as the franchise opportunity, which resulted in an increase of approximately $145,000; (iii) the addition of four (4) employees needed for the franchise development and accounting departments as well as an increase in executive compensation which resulted in increased payroll costs of $184,000 and (iv) professional fees which increased by approximately $123,000, due primarily to expenses relating to the filings required by a public company. In addition, we issued shares of our common stock to certain employees and other professionals as compensation, which resulted in a non-cash charge of $233,000.

We were able to recover royalties receivable, which were written off in prior years, aggregating $70,578. This recovery was the result of the acquisition of the operations of the Kentucky store, which was consummated on May 1, 2000. See
Note 4 to Notes to Interim Condensed Financial Statements. Interest expense of

$55,194 in 2000, represented an increase over the prior year of $35,267 and is a result of the borrowings under the note payable to a bank as well as the result of equipment purchased and financed through loans.

As a result of the above, the Company reflected a net loss of $1,146,347 or $.15 per share in 2000, as compared to a net loss of $275,777 ($.04 per share) for 1999.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2000 and 1999, current liabilities exceeded current assets by approximately $414,000 and $144,000, respectively. During 2000, we secured a $300,000 line of credit from Huntington Bank, which carries interest at the bank's prime lending rate plus 1% (9 1/2% at December 31, 2000) per year and is repayable in June 2001. The Company expects to be able to extend this line further if needed.

The Company used $520,000 in cash to support operating needs in 2000 as compared to $144,000 in 1999. The Company used $405,000 in 2000 primarily to acquire the assets of the 2 retail stores mentioned earlier, as well as to invest in new equipment needed by all 3 Company-owned stores. These uses of cash were offset by the proceeds of loans received from banks through our line of credit and for equipment, which was financed. The Company also received cash from the exercise of common stock purchase warrants as well as from the private offerings of its securities. The total net cash provided from such financing activities was $1,206,000 for 2000 as compared to $150,000 in 1999.

The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operations of the three Company owned retail stores. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Our independent auditors have included an explanatory paragraph in their report stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements.

On March 29, 2001, the Company entered into a Placement Agent Agreement with the May Davis Group, Inc., an NASD member firm, to assist in the sale of the Company's 5% convertible debentures up to an aggregate principal amount of $500,000. In addition, on March 29, 2001, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners LP ("Cornell")whereby the Company, subject to certain conditions and limitations, can sell or put to Cornell, from time to time, up to $5 million of its common stock subject to certain market limitations and conditions. Also, pursuant to the Equity Line of Credit Agreement, the Company has agreed to pay to Yorkville Management Advisors LLC, the general partner of Cornell, a fee equal to 2% of each installment amount invested in the Company by Cornell.

Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern. In the event that the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements for the year ended December 31, 2000 are attached to this filing.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the members of our board of directors and its executive officers:

      Name             Age            Position
      ----             ---            --------

John Fitzgerald        55             President and Director

Robert White           54             Chief Financial Officer and Director

Sean Fitzgerald        30             Treasurer and Executive Vice President

Joseph Lamble          58             Director

Brian Glover           37             Vice President of Operations

         Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

         JOHN FITZGERALD has served as our President and a member of our Board of Directors since February 1993. In 1987, Mr. Fitzgerald founded, Fitzgerald Urethanes, Inc., a truck accessories store. Prior to working with us, Mr. Fitzgerald owned and operated Reaction Plastics, Inc., a plastics manufacturing company, which he sold in 1994. Prior to 1993, Mr. Fitzgerald held various positions including: International Urethane Director for H.C. Price (1976 to
1978); Eastern Sales Manager for Foam Systems, Inc. (1978 to 1984); and regional salesman for Owens-Corning Fiberglass (1972 to 1976). Mr. Fitzgerald has 30 years experience in sales and marketing and 15 years experience in management. Mr. Fitzgerald received a Bachelors degree in marketing from the University of Fort Lauderdale. John Fitzgerald is the father of Sean Fitzgerald, our Treasurer and executive vice president.

         ROBERT WHITE has served as our chief financial officer and a director since March 2001. Since January 1994, Mr. White has served as the president of Robert L. White & Associates and Andrews & White, Ohio based accounting firms. Mr. White's firm has served as the Company's accountant for the past four years. In 1972 Mr. White received his B.S. degree in accounting from the University of Cincinnati and is a registered Certified Public Accountant with the State of Ohio.

         SEAN FITZGERALD has served as our vice president since 1993 and as our treasurer since November 2000. Mr. Fitzgerald is primarily responsible for overseeing the daily operations of the Ohio based company-owned store, training franchisees on store operations and maintaining ongoing contact with franchisees to assist in their daily operation. Mr. Sean Fitzgerald also oversees all of our advertising and marketing programs. In 1996 Sean Fitzgerald received a Bachelors degree in marketing from the University of Cincinnati. Sean Fitzgerald is the son of John Fitzgerald, our President.

         JOSEPH LAMBLE has served as a member of our Board of Directors since 1998. Since 1992 Mr. Lamble has served as the President of Entrepreneurial Services, Inc. doing business as Frannet Mid-America, a national group of franchise consultants located in Indiana. Mr. Lamble co-authored a franchise textbook, "Franchising 101" and is listed in the Who's Who in United States Executives. Mr. Lamble serves on the SCORE chapter of the Small Business Association. In 1982, Mr. Lamble received his Masters degree in Business Administration from California Coast University.

         BRIAN GLOVER has served as our vice president of operations since April 2000. From October 1996 through April 2000, Mr. Glover was a franchisee of a Pick-Ups Plus store located in Florence, Kentucky. From 1992 through 1996, Mr. Glover served as a sales manager for CMI Brokerage located in Norwood, Ohio. Mr. Glover received a Bachelors degree in telecommunications from Indiana University in 1986.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the best of the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company for the year ended December 31, 2000, Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) of the Exchange Act were filed in an untimely fashion as follows: in 2001 Mr. Glover filed a Form 3 which should have been filed in April 2000, Erin Schueler filed a Form 4 reflecting shares of common stock acquired in October 2000 and a Form 4 reflecting her resignation in November 2000 and Sean Fitzgerald filed a Form 4 reflecting shares acquired in October 2000.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the total compensation that we have paid or accrued on behalf of our chief executive officer during the fiscal periods ending December 31, 1998, 1999 and 2000. Our President did not receive a salary and cash bonus in excess of $100,000 for services rendered during such fiscal years.

                           SUMMARY COMPENSATION TABLE
                             Long-Term Compensation
                           --------------------------


         Annual Compensation                 Awards               Payouts
         -------------------                 ------               -------
Name and                             Restricted
Principal                            Stock
Position(s)       Year    Salary($)  Bonus($) Other($)        Awards(# shares)
                                              Compensation

John Fitzgerald,  2000    $ 75,000
President         1999    $ 50,000
                  1998    $ 18,000

We do not have any long term compensation plans or stock option plans.

DIRECTOR COMPENSATION

         Our current directors do not receive any additional compensation for their services as a director.

EMPLOYMENT AGREEMENTS

         We do not have any written employment agreements with our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

                            Number of Shares of            Percent of
                            Common Stock                   Common Stock
                            Beneficially                   Beneficially
Name of                     Owned or Right                 Owned or Right
Beneficial Owner            to Direct Vote (1)             to Direct Vote (2)
----------------            ------------------             ------------------
John Fitzgerald                5,575,000(3)                      41.8%

Robert White                     100,000(4)                       (*)

Sean Fitzgerald                  315,000                          2.3%

Joseph Lamble                     25,000                          (*)

Brian Glover                      35,000                          (*)

Executive Officers and         6,050,000                         45.3%
Directors as a group
(5 persons)
------------
(*) Represents less than one percent (1%) of the outstanding shares of our common stock.

(1) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after April 10, 2001. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the persons listed.

(2) Such figures are based on 13,326,182 shares of our common stock issued and outstanding as of the date of this Report.

(3) Includes 144,000 shares of our common stock owned by Fitzgerald Urethanes, Inc., an inactive company of which John Fitzgerald is president.

(4) Such shares are owned by Andrews & White of which Robert White is the President and its controlling shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 1998, we acquired our franchise system's prototype store from Fitzgerald Urethane, Inc., a corporation owned by John Fitzgerald, our President, director and majority shareholder. Fitzgerald Urethane, Inc. received 144,000 shares of our common stock. We also assumed liabilities of $5,603 as of the date of the acquisition.

         As of December 31, 2000 and 1999, we were indebted to John Fitzgerald, our President, in the amount of $56,393 and $24,781, respectively. This loan is payable on demand and Mr. Fitzgerald has agreed not request payment for this loan prior to January 2002. While Mr. Fitzgerald has waived payment of interest, interest is being imputed at 8 1/2%per annum, and amounted to $2,106 for 1999 and 2,952 for the year 2000.

         In May 2000 we acquired our Kentucky based company-owned store from a franchisee, Brian Glover, for the purchase price of $286,942 which was off set by $73,042 in royalties owed to us and we issued 30,000 shares of our common stock. Mr. Glover now serves as our vice president of operations.

         From October through December 31, 2000, we issued an aggregate of 178,332 shares of our common stock to Seth A. Farbman, P.C. as compensation for legal services rendered to us.

         In October 2000 we issued 100,000 shares of our common stock to the accounting firm of Andrews & White of which Robert White, who is now our chief financial officer and a director, is the President of and a controlling shareholder. In the fiscal year ended December 31, 2000 the Company paid an aggregate of $24,000 in accounting fees to Andrews & White. In February, 2001 the Company loaned Mr. White $2,000 which loan is to be repaid without interest on or before April 15, 2001.

         The Company intends to indemnify its officers and directors to the full extent permitted by Delaware law. Under Delaware law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board of Directors, approval of the stockholder or court approval is required to effectuate indemnification.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.               Description
-----------               -----------

3.1* Certificate of Incorporation of the Company filed as Exhibit 3A to the registration statement on Form 10-SB filed with the Commission on May 11, 1999 and incorporated herein by reference

3.2* Amendments to Certificate of Incorporation of the Company filed as Exhibit 3.B to the registration statement on Form 10-SB filed with the Commission on May 11, 1999 and incorporated herein by reference

3.3* By-Laws of the of the Company filed as Exhibit 3.C to the registration statement on Form 10-SB/A filed with the Commission on July 7, 1999 and incorporated herein by reference

4.1            Form of Securities Purchase Agreement

4.2 Placement Agent Agreement between the Company and May Davis Group, Inc. dated March 29, 2001

4.3            Form of Debenture Agreement

4.4 Form of Warrant Agreement between the Company and the May Davis Group, Inc. dated March 29, 2001

4.5            Escrow Agreement between the Company, the May Davis Group, Inc.
               and First Union National Bank

4.6 Registration Rights Agreement dated March 29, 2001 between the Company and the May Davis Group, Inc.

4.7 Form of Registration Rights Agreement between the Company and purchasers of convertible debentures

4.8 Equity Line of Credit Agreement dated March 29, 2001 between the Company and Cornell Capital Partners LP

4.9 Registration Rights Agreement between the Company and Cornell Capital Partners LP

4.10 Escrow Agreement dated March 29, 2001 between the Company, Butler Gonzalez, LLP, and First Union National Bank

6.1            Form of the Company's Franchise Agreement

         (b) REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page(s)
                                                                         -------

Independent Auditors' Report                                               F-2

Balance Sheets as of December 31, 2000 and 1999                            F-3

Statements of Operations for the Years Ended December 31, 2000 and 1999    F-4

Statement of Shareholders' Deficit for the Years Ended from December 31,
2000 and 1999                                                              F-5

Statements of Cash Flows for the Years Ended December 31, 2000 and 1999    F-6

Notes to Financial Statements                                              F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Pick-Ups Plus, Inc.
Mason, Ohio

We have audited the accompanying balance sheets of Pick-Ups Plus, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pick-Ups Plus, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $1,146,347 and $275,777 for the years ended December 31, 2000 and 1999, respectively, and, as of December 31, 2000, had a working capital deficiency of $414,117 and a shareholders' deficit of $279,407. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are more fully described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       -----------------------------------------
                                       LAZAR LEVINE & FELIX LLP


New York, New York
March 21, 2001, except for the
third paragraph of Note 2 the
date of which is March 28, 2001

                               PICK-UPS PLUS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                              - ASSETS (NOTE 6a) -

                                                                                2000           1999
                                                                            -----------    -----------

CURRENT ASSETS:
  Cash                                                                      $   291,743    $    11,188
  Accounts receivable - net of allowance for doubtful accounts of $4,424
    and $3,344 for 2000 and 1999, respectively                                    5,375          7,052
  Inventories                                                                   100,933         33,156
  Prepaid expenses and other current assets                                         850          2,800
                                                                            -----------    -----------

TOTAL CURRENT ASSETS                                                            398,901         54,196
                                                                            -----------    -----------

FIXED ASSETS (NOTES 5, 6C AND 6D)                                               114,870         25,365
                                                                            -----------    -----------

OTHER ASSETS:
  Costs in excess of net assets acquired - net (Note 4)                         157,301             --
  Franchise development costs - net                                               4,200         12,600
  Security deposits and other assets                                             51,905          1,905
                                                                            -----------    -----------
                                                                                213,406         14,505
                                                                            -----------    -----------
                                                                            $   727,177    $    94,066
                                                                            ===========    ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
  Notes payable - bank (Note 6a and 6b)                                     $   393,100    $    93,100
  Accounts payable                                                              338,384         58,940
  Accrued expenses                                                               13,925         13,375
  Loans payable - current (Note 6c)                                              55,243         28,221
  Capitalized lease payable - current (Note 6d)                                  12,366          4,971
                                                                            -----------    -----------
TOTAL CURRENT LIABILITIES                                                       813,018        198,607
                                                                            -----------    -----------

NON-CURRENT LIABILITIES:
  Loans payable (Note 6c)                                                       103,279         22,812
  Capitalized leases (Note 6d)                                                   33,894          4,623
  Loans payable - officer (Note 7)                                               56,393         24,781
                                                                            -----------    -----------
                                                                                193,566         52,216
                                                                            -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 10)

SHAREHOLDERS' DEFICIT (NOTE 8):
  Preferred stock, $1 par value; 5,000,000 shares authorized; none issued            --             --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    12,778,932 and 6,758,100 shares issued for 2000 and 1999,
    respectively                                                                 12,779          6,758
  Additional paid-in capital                                                  1,215,404        197,728
  Accumulated deficit                                                        (1,507,590)      (361,243)
                                                                            -----------    -----------
                                                                               (279,407)      (156,757)
                                                                            -----------    -----------
                                                                            $   727,177    $    94,066
                                                                            ===========    ===========

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                         2000           1999
                                                     -----------    -----------

REVENUES:
  Retail sales                                       $ 1,452,369    $   839,420
  Initial franchise fees                                  35,000        100,000
  Royalties                                               62,322         14,770
                                                     -----------    -----------
                                                       1,549,691        954,190
                                                     -----------    -----------

COSTS AND EXPENSES (INCOME):
  Cost of sales                                          914,978        610,373
  Selling, general and administrative expenses         1,677,470        599,667
  Other income                                           (71,108)            --
  Interest expense                                        55,194         19,927
  Goodwill impairment charges (Note 4)                   119,504             --
                                                     -----------    -----------
                                                       2,696,038      1,229,967
                                                     -----------    -----------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES       (1,146,347)      (275,777)

  Provision (credit) for income taxes (Note 9)                --             --
                                                     -----------    -----------

NET LOSS                                             $(1,146,347)   $  (275,777)
                                                     ===========    ===========

BASIC LOSS PER COMMON SHARE                          $      (.15)   $      (.04)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             7,533,673      6,751,050
                                                     ===========    ===========

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                          Common Stock           Additional                      Total
                                   --------------------------      Paid-in     Accumulated    Shareholders'
                                      Shares         Amount        Capital       Deficit        Deficit
                                   -----------    -----------    -----------   -----------    -----------

Balance at January 1, 1999           6,744,000    $     6,744    $   184,356   $   (85,466)   $   105,634

Sale of common shares                   14,100             14         11,266            --         11,280

Imputed interest on shareholder
  loan                                      --             --          2,106            --          2,106

Net loss for the year ended
  December 31, 1999                         --             --             --      (275,777)      (275,777)
                                   -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 1999         6,758,100          6,758        197,728      (361,243)      (156,757)

EXERCISE OF WARRANTS                   252,500            252        201,747            --        201,999

SHARES RETURNED TO TREASURY AND
  REISSUED                            (102,500)          (102)           102            --             --

COMPENSATORY SHARES                  1,634,832          1,635        231,186            --        232,821

IMPUTED INTEREST ON SHAREHOLDER
  LOAN                                      --             --          2,952            --          2,952

SALE OF COMMON SHARES                4,196,000          4,196        575,429            --        579,625

SHARES ISSUED IN CONNECTION WITH
  ASSET ACQUISITION                     40,000             40          6,260            --          6,300

NET LOSS FOR THE YEAR ENDED
  DECEMBER 31, 2000                         --             --             --    (1,146,347)    (1,146,347)
                                   -----------    -----------    -----------   -----------    -----------

BALANCE AT DECEMBER 31, 2000        12,778,932    $    12,779    $ 1,215,404   $(1,507,590)   $  (279,407)
                                   ===========    ===========    ===========   ===========    ===========

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                          2000           1999
                                                                                      -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(1,146,347)   $  (275,777)
  Adjustments to reconcile net loss to net cash (utilized) by operating activities:
    Depreciation and amortization                                                          48,645         34,191
    Bad debt provision                                                                      1,080           (562)
    Compensatory shares                                                                   232,821             --
    Imputed interest on shareholder loan                                                    2,952          2,106
    Impaired goodwill                                                                     119,504             --
  Changes in assets and liabilities:
    Decrease in accounts receivable                                                           597         28,663
    (Increase) decrease in inventory                                                      (61,477)         3,474
    Decrease (increase) in prepaid expenses and other                                       1,950         (4,705)
    Increase in accounts payable                                                          279,444         54,638
    Increase in accrued expenses                                                              550         13,375
                                                                                      -----------    -----------
      NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                        (520,281)      (144,597)
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                    (60,425)       (30,965)
  Security deposits                                                                       (50,000)            --
  Cost in excess of net assets acquired                                                  (294,784)            --
                                                                                      -----------    -----------
      NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                        (405,209)       (30,965)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term debt                                                           300,000        118,100
  Proceeds from long-term debt                                                            151,672         28,840
  Principal payments of long-term debt                                                    (44,183)        (2,807)
  Payments of capitalized leases                                                          (14,680)        (5,776)
  Loans received from officer                                                              31,612             --
  Proceeds from sale of common stock                                                      781,624         11,280
                                                                                      -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,206,045        149,637
                                                                                      -----------    -----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                               280,555        (25,925)

  Cash and cash equivalents, beginning of year                                             11,188         37,113
                                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                $   291,743    $    11,188
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)      Cash paid during the year:
            Interest                                                                  $    54,644    $    14,446
            Taxes                                                                              --             --

(ii) During 2000 and 1999, the Company entered in capitalized leases for equipment in the amounts of $51,346 and $15,370, respectively

(iii) In 2000, the Company issued 40,000 shares of common stock valued at $6,300 as partial payments for certain assets acquired

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

NOTE 2  - GOING CONCERN UNCERTAINTY:

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the company reported operating losses in 1999 and has sustained a substantial operating loss of $1,146,347 in 2000. In addition, the Company has used substantial amounts of working capital in its operations. Further, as of December 31, 2000, current liabilities exceed current assets by $414,117 and total liabilities exceed total assets by $279,407.

          In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

          On March 29, 2001, subsequent to the balance sheet date, the Company entered into (i) a Placement Agent Agreement ("the Agreement") with an investment banking group to assist in the sale of the Company's debentures and (ii) a Equity Line of Credit Agreement ("the Equity Line") with another investment firm whereby the Company will sell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company has agreed to pay a fee equal to 2% of each installment amount invested in the Company by this firm.

          Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern.

NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies which are considered particularly significant.

     (a)  USE OF ESTIMATES:

          In preparing financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP), management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (a)  USE OF ESTIMATES (CONTINUED):

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

     (c)  FAIR VALUE:

          The carrying amounts of cash, trade receivables, accounts payable and debt obligations approximate fair value, as of December 31, 2000 and 1999.

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

     (f)  INTANGIBLE ASSETS:

          Intangible assets are comprised of costs in excess of net assets acquired and is being amortized, by the straight-line method, over their estimated useful lives. Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

          In December 2000, the Company determined that the goodwill associated with businesses acquired during 2000 (see Note 4) was impaired and as a result reflected a write-down of $119,504 and reduced the life of the remaining balance to 7 years. These write-downs were based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with these stores.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (f)  INTANGIBLE ASSETS (CONTINUED):

          Amortization expense for the year ended December 31, 2000 aggregated $17,979 and as of that date, accumulated amortization aggregated $14,299.

     (g)  FRANCHISE DEVELOPMENT COSTS:

          Franchise development costs represent specific identifiable costs incurred with outside parties in developing the initial franchise system, master agreements and circulars. These costs are being amortized on a straight-line basis over five years, the expected life of a franchise agreement. Accumulated amortization as of December 31, 2000 and 1999 aggregated $37,800 and $29,400, respectively. Amortization expense amounted to $8,400 for 2000 and 1999.

     (h)  REVENUE RECOGNITION:

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

     (i)  ADVERTISING AND PROMOTION COSTS:

          Advertising and promotion costs are expensed as incurred in accordance with SOP No. 93-7 "Reporting on Advertising Costs". For the years ended December 31, 2000 and 1999, such costs aggregated $224,138 and $79,319, respectively.

     (j)  INCOME TAXES:

          The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (k)  EARNINGS (LOSS) PER SHARE:

          Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase warrants outstanding, on such calculation would have been antidilutive. Such securities could potentially dilute basic earnings per share in the future.

     (l)  COMPREHENSIVE INCOME:

          SFAS 130 "Reporting Comprehensive Income" was effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

     (m)  NEW ACCOUNTING PRONOUNCEMENTS:

          SFAS No. 131 established new standards for determining operating segments and disclosure requirements for those segments, products, geographic areas, and major customers. The Company believes that its operations are in a single industry segment.

          The Company also adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs related to developing or obtaining internal use software should be capitalized. The adoption of this standard did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

          In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, `Accounting Changes". The Company does not believe that the adoption of SAB No. 101 will have a material impact on the Company's financial position or results of operations.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 4  - ACQUISITION:

          On May 1, 2000, the Company completed the acquisition of the assets of a franchisee. The purchase price of $286,942, was offset by royalties owed to the Company by this franchisee, aggregating $73,042 (including $70,578 from prior years). The remaining balance of $213,900 was payable (as amended) in cash of $210,600 and 30,000 shares of Company common stock at an aggregate value of $3,300. The Company paid $60,000 at the time of closing and as of December the balance due aggregated $43,554 (see Note 6c). The remaining cash portion of the purchase price is due, by agreement, prior to June 30, 2001. Costs in excess of the assets acquired of $214,500 are being amortized on a straight-line basis over ten (10) years.

          On August 18, 2000, the Company completed the acquisition of certain net assets of a second franchisee. The purchase price was paid by the issuance of 10,000 shares of Company common stock valued at $3,000. Assets acquired included store fixtures and inventory and the Company assumed certain accounts payable and a bank loan. Costs in excess of the assets acquired of $80,284, were assigned to goodwill and are being amortized on a straight-line basis over ten (10) years.

          These acquisitions were recorded utilizing the purchase method of accounting. In December 2000, the Company determined that a portion of the goodwill associated with these businesses was impaired and as a result reflected an aggregate write-down of $119,504 (see Note 3f).

NOTE 5  - FIXED ASSETS:

          Fixed assets is comprised of the following:

                                                              2000       1999
                                                            --------   --------

          Furniture and fixtures                            $ 53,944   $  3,000
          Machinery and equipment                             13,606      4,125
          Transportation equipment                            28,840     28,840
          Capitalized leases                                  66,716     15,370
                                                            --------   --------
                                                             163,106     51,335
          Less: accumulated depreciation and amortization     48,236     25,970
                                                            --------   --------
                                                            $114,870   $ 25,365
                                                            ========   ========

          Depreciation and amortization expense aggregated $22,266 and $25,791 for 2000 and 1999, respectively.

NOTE 6  - LOANS PAYABLE:

     (a)  LINE OF CREDIT:

          In May 2000, the Company entered into an agreement with a new bank to provide a line of credit in the amount of $300,000. Borrowings under this line bear interest at an annual rate equal to the bank's prime lending rate + 1%, and are collateralized by all of the Company's assets as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line is due in June 2001. As of December 31, 2000, borrowings under this new line aggregated $300,000.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 6  - LOANS PAYABLE (CONTINUED):

     (b)  NOTE PAYABLE - BANK:

          In March 1999, the Company effected a promissory note in the amount of $100,000, payable to a bank. This note, originally due on July 29, 1999, was extended by the bank at different times. Borrowings under this note, $93,100 as of December 31, 2000, are secured by the personal guarantees of the Company's President and another shareholder. The annual interest rate is equal to the bank's prime lending rate, 9.5%, as of December 31, 2000. This note was fully repaid in January 2001.

     (c)  LOANS PAYABLE:

          Loans payable as of December 31, 2000 and 1999 consists of the following:

                                                               2000       1999
                                                             --------   --------

          Demand loan payable to shareholder, interest
            at an annual rate of prime + .5%                 $     --   $ 25,000
          Small business loan; monthly payments of $1,335,
            annual interest rate of 10.25%, matures in
            July 2003                                          92,156         --
          Note payable re: acquisition (see Note 4)            43,554         --
          Equipment loans payable                              22,812     26,033
                                                             --------   --------
                                                              158,522     51,333
          Less: current maturities                             55,243     28,221
                                                             --------   --------
                                                             $103,279   $ 22,812
                                                             ========   ========

          The annual scheduled payments for these loans for the next three years, and in the aggregate, are $55,243, $27,200 and $76,079, respectively.

     (d)  CAPITALIZED LEASE OBLIGATIONS:

          The Company is the lessee of telephone and computer equipment under leases expiring through 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases, included in depreciation expense for the years ended December 31, 2000 and 1999, aggregated $15,858 and $5,451, respectively.

          Minimum future lease payments under capital leases as of December 31, 2000 and for each of the next five years and in the aggregate are:

          2001                                 $17,122
          2002                                  16,783
          2003                                  10,722
          2004                                   7,812
          2005                                   5,208
                                               -------
          Total minimum lease payments          57,647
          Less: amount representing interest    11,387
                                               -------
                                               $46,260
                                               =======

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 6  - LOANS PAYABLE (CONTINUED):

     (d)  CAPITALIZED LEASE OBLIGATIONS (CONTINUED):

          The interest rates on the capitalized leases were based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

NOTE 7  - LOANS PAYABLE OFFICER:

          As of December 31, 2000 and 1999, the Company was indebted to an officer of the Company in the amounts of $56,393 and $24,781, respectively. This loan is payable on demand, however, the officer has agreed to not request payment prior to January 2002. The officer has also waived payment of any interest, however, interest is being imputed at 8 1/2% per annum, which amounted to $2,952 and $2,106 for 2000 and 1999, respectively, and is being recorded as additional paid-in capital.

NOTE 8  - CAPITAL STOCK AND EQUIVALENTS:

          In September 1998, the Company's directors authorized an increase in the number of shares of common stock from one share to fifty million shares at $0.001 par value per share and five million shares of preferred stock at $1.00 par value per share. They also authorized a forward stock split of 6,100,000 to 1.

          As a result, the Company's founder, John Fitzgerald, now owned six million, one hundred thousand (6,100,000) shares. He then transferred part of his shares to the following parties:

                    300,000 shares were issued to The Southern Companies as part of their consulting contract to provide certain investment banking services.

                    144,000 shares were issued to Fitzgerald Urethanes, Inc. an entity in which John Fitzgerald is the sole shareholder for assets acquired valued at $26,000.

                    30,000 shares were issued to Kiernan Fitzgerald, an employee and John Fitzgerald's daughter.

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
                                                                         -------

                                                                         190,000
                                                                         -------

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 8  - CAPITAL STOCK AND EQUIVALENTS (CONTINUED):

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

          In December 1998, the Company consummated a private placement of its common stock, issuing 10,000 units at $5.00 per unit. Each unit consisted of 50 shares of common stock and 95 redeemable common stock purchase warrants. The common stock purchase warrants are exercisable for one share of common stock at $1.00 per share, until November 2, 2001, as extended. The Company may redeem the warrants at $.01 per warrant with 30-day prior written notice if the common stock bid price equals or exceeds $2.50 per share for ten consecutive trading days ending on the third day prior to the date on which such notice was given.

          During 1999, the Company issued 14,100 shares of its common stock for net proceeds of $11,280.

          During 2000, the Company received $202,000 in net proceeds and issued 252,500 shares of common stock as of result of the exercise of common stock purchase warrants. Subsequently, pursuant to a settlement agreement entered into, the Company received 102,500 shares of its common stock at no cost. The Company also issued (i) 1,373,332 shares of common stock in payment of various professional fees with an aggregate value of $200,951; (ii) 261,500 shares of common stock as compensation to certain employees with an aggregate value of $31,870 and (iii) 40,000 shares of common stock valued at $6,300 in connection with certain assets acquired (see Note 4). The Company also issued 4,196,000 shares of common stock for net proceeds of $579,625 in a series of private placements of its stock.

NOTE 9  - INCOME TAXES:

          No provision for Federal and state income taxes has been recorded since the Company has incurred losses for 2000 and 1999. Deferred tax assets at December 31, 2000 and 1999 consist primarily of the tax effect of the net operating losses that will expire in years beginning in 2019 and which amounts to approximately $530,000. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2000 and 1999 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

     (a)  LEASE OBLIGATIONS:

          The Company is obligated presently for future minimum lease payments, pursuant to renewable leases, for office and retail space, in the following amounts:

                    2001                             $125,122
                    2002                               69,602
                    2003                               60,802
                    2004                               43,302
                    2005                               14,117
                                                     --------
                                                     $312,945
                                                     ========

          Rental expense for 2000 and 1999 aggregated $151,187 and $32,357, respectively.

     (b)  MAJOR SUPPLIERS:

          The Company purchases its inventory from two major suppliers. Purchases for the year ended December 31, 2000 aggregated $422,535 and accounts payable to these two vendors at December 31, 2000 was $35,561.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PICK UPS PLUS, INC.


                                       By: /s/ JOHN FITZGERALD
                                           --------------------------
                                           John Fitzgerald, President


                                       By: /s/ ROBERT WHITE
                                           --------------------------
                                           Robert White,
                                           Chief Financial Officer


Dated: April 11, 2001



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Name                                   Title                      Date

/s/ JOHN FITZGERALD
-------------------
John Fitzgerald                        Director                   April 11, 2001

/s/ JOSEPH LAMBLE
-------------------
Joseph Lamble                          Director                   April 11, 2001

/s/ROBERT WHITE
-------------------
Robert White                           Director                   April 11, 2001