Form 10QSB
period 2001-03-31
PICK UPS PLUS INC
filed 2001-05-14
CIK 1074961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 000-28255

                               PICK-UPS PLUS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      31-1240524
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                  5181 Natorp Blvd, Suite 530, Mason, OH 45040
                  --------------------------------------------
                    (Address of Principal Executive Offices)

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

         There were 12,826,182 shares of the registrant's common stock outstanding as of March 31, 2001.

         Transitional Small Business Disclosure Format    Yes [ ]  No [X]

                               PICK-UPS PLUS, INC.

                                    - INDEX -

                                                                         Page(s)
                                                                         -------

PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements

         Condensed Balance Sheets - March 31, 2001 (unaudited) and
         December 31, 2000                                                 3

         Condensed Statements of Operations - Three Months Ended
         March 31, 2001 and 2000 (unaudited)                               4

         Condensed Statements of Cash Flows - Three Months Ended
         March 31, 2001 and 2000 (unaudited)                               5

         Notes to Interim Condensed Financial Statements                   6


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7 - 8


PART II. OTHER INFORMATION                                               9 - 10


SIGNATURES                                                                11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PICK-UPS PLUS, INC.
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -
                                                                                  MARCH 31,     December 31,
                                                                                    2001           2000
                                                                                 -----------    -----------
                                                                                 (UNAUDITED)
CURRENT ASSETS:
   Cash                                                                          $    46,047    $   291,743
   Accounts receivable - net of allowance for doubtful accounts of $4,424
     for 2001 and 2000                                                                 1,745          5,375
   Inventories                                                                       119,543        100,933
   Prepaid expenses and other current assets                                           2,850            850
                                                                                 -----------    -----------

TOTAL CURRENT ASSETS                                                                 170,185        398,901
                                                                                 -----------    -----------

FIXED ASSETS - NET                                                                   107,140        114,870
                                                                                 -----------    -----------

OTHER ASSETS:
   Costs in excess of net assets acquired - net                                      151,171        157,301
   Franchise development costs - net                                                   2,100          4,200
   Other assets                                                                       51,905         51,905
                                                                                 -----------    -----------
                                                                                     205,176        213,406
                                                                                 -----------    -----------

                                                                                 $   482,501    $   727,177
                                                                                 ===========    ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
   Note payable - bank                                                           $   300,000    $   393,100
   Accounts payable                                                                  401,952        338,384
   Accrued expenses                                                                   15,023         13,925
   Loans payable - current                                                            52,744         55,243
   Capitalized leases payable - current                                               13,175         12,366
                                                                                 -----------    -----------

TOTAL CURRENT LIABILITIES                                                            782,894        813,018
                                                                                 -----------    -----------

NON-CURRENT LIABILITIES:
   Loans payable                                                                      84,129        103,279
   Capitalized leases                                                                 30,488         33,894
   Loans payable - officer                                                            50,060         56,393
                                                                                 -----------    -----------

                                                                                     164,677        193,566
                                                                                 -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                --             --
   Common stock, $.001 par value; 50,000,000 shares authorized, 12,826,182 and
     12,778,932 shares issued for 2001 and 2000, respectively                         12,826         12,779
   Additional paid-in capital                                                      1,263,737      1,215,404
   Accumulated deficit                                                            (1,741,633)    (1,507,590)
                                                                                 -----------    -----------
                                                                                    (465,070)      (279,407)
                                                                                 -----------    -----------

                                                                                 $   482,501    $   727,177
                                                                                 ===========    ===========

                            See accompanying notes.
                                                                                                    Page 3.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
REVENUES:
   Retail sales                                    $    414,764    $    196,365
   Initial franchise fees                                25,000              --
   Royalties                                             12,868          24,760
                                                   ------------    ------------
                                                        452,632         221,125
                                                   ------------    ------------

COSTS AND EXPENSES (INCOME):
   Cost of sales                                        264,350         147,270
   Selling, general and administrative expenses         409,018         184,595
   Other income                                             (63)        (70,578)
   Interest expense                                      13,370           5,081
                                                   ------------    ------------
                                                        686,675         266,368
                                                   ------------    ------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES        (234,043)        (45,243)

   Provision (credit) for income taxes                       --              --
                                                   ------------    ------------

NET LOSS                                           $   (234,043)   $    (45,243)
                                                   ============    ============


BASIC /DILUTED LOSS PER COMMON SHARE               $       (.02)   $       (.01)
                                                   ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           12,866,607       6,779,656
                                                   ============    ============

                            See accompanying notes.
                                                                         Page 4.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the Three Months
                                                                  Ended March 31,
                                                                ----------------------
                                                                  2001         2000
                                                                ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(234,043)   $ (45,243)
   Adjustments to reconcile net loss to net cash (utilized)
   by operating activities:
      Depreciation and amortization                                18,510        3,839
      Bad debt provision                                               --        7,054
      Imputed interest on shareholder loan                          1,130          527
      Compensatory shares                                          25,000           --
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                    3,630      (82,118)
      (Increase) decrease in inventory                            (18,610)       2,196
      Increase in prepaid expenses                                 (2,000)          --
      Increase in accounts payable                                 85,818        1,894
      Increase in accrued expenses                                  1,098        4,550
                                                                ---------    ---------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES             (119,467)    (107,301)
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (2,550)          --
                                                                ---------    ---------
         NET CASH (UTILIZED) BY INVESTING ACTIVITIES               (2,550)          --
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of short-term debt                                   (93,100)          --
   Principal payments of long-term debt                           (21,649)        (790)
   Payments of capitalized leases                                  (2,597)        (728)
   Repayment of officer's loan                                     (6,333)          --
   Proceeds from sale of equity units                                  --      112,000
                                                                ---------    ---------
         NET CASH (UTILIZED) PROVIDED BY FINANCING ACTIVITIES    (123,679)     110,482
                                                                ---------    ---------

NET (DECREASE) INCREASE IN CASH EQUIVALENTS                      (245,696)       3,181

   Cash and cash equivalents, beginning of year                   291,743       11,188
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  46,047    $  14,369
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i) Cash paid during the year:
         Interest                                               $  12,240    $   2,604
         Taxes                                                         --           --

                            See accompanying notes.

                                                                                Page 5.

                               PICK-UPS PLUS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF COMPANY:

         Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the truck and sports utility vehicle market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently seven franchised locations in operation and three Company owned-stores. Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.

         The accounting policies followed by the Company are set forth in Note 3 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2000. Specific reference is made to the Company's Form 10-KSB and its Form SB2 for a description of the Company's securities and the notes to the financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and 10-QSB and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

         In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000.

         The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN UNCERTAINTY:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2000 and has sustained a further operating loss of $234,043 during the first quarter of 2001. In addition, the Company has used substantial amounts of working capital in its operations. As of March 31, 2001, current liabilities exceed current assets by $612,709 and total liabilities exceed total assets by $465,070.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

         On March 29, 2001, the Company entered into (i) a Placement Agent Agreement ("the Agreement") with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and
         (ii) an Equity Line of Credit Agreement ("the Equity Line") with Cornell Capital Partners, LP ("Cornell") whereby the Company will sell, from time to time, up to $5 million of the Company's common stock subject to certain conditions and market limitations. The Company has agreed to pay to Yorkville Advisors LC ("Yorkville") a fee equal to 2% of each installment amount invested in the Company by Cornell. Yorkville is the general partner of Cornell.

                                                                         Page 6.

                               PICK-UPS PLUS, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


         Management believes that the above-described actions will provide the Company with its immediate financial needs to enable it to continue as a going concern.

                                                                         Page 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION:

         Pick-Ups Plus, Inc., incorporated in Delaware in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have seven franchised stores, which are located in Iowa, Oregon, Indiana, Ohio, Kentucky, Idaho and California, and three Company-owned stores in Ohio (acquired in September 1998), Kentucky (acquired in May 2000) and Indiana (acquired in August 2000). These acquisitions were recorded under the purchase method of accounting.

         The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of March 31, 2001 and December 31, 2000;
         (ii) Condensed Statements of Operations for the three month periods ended March 31, 2001 and 2000 and (iii) Condensed Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000.

         RESULTS OF OPERATIONS:

         Revenues for the three-month period ended March 31, 2001 increased to $414,764 from $196,365 for the three-month period ended March 31, 2000. Total revenues for the three-month period ended March 31, 2001 increased by 105% when compared to the same period of the previous year. Revenues consisted of net sales generated by the retail stores as well as initial franchise fees and continuing royalty fees.

         The costs of sales for the three-month period ended March 31, 2001 increased to $264,350 from $147,270 for the three-month period ended March 31, 2000. Costs of sales, as a percentage of retail sales, was 64% and 75% for the three-month periods ended March 31, 2001 and 2000, respectively.

         Selling, general and administrative expenses increased from $184,549 for the three-month period ended March 31, 2000 to $409,018 for the three-month period ended March 31, 2001, an increase of $224,469 primarily due to the following: (i) the continuation of an aggressive advertising program to help accelerate the brand name recognition of Pick-Ups Plus, Inc. as well as the franchise opportunity which resulted in increased expenses as discussed above; (ii) increase in professional fees due primarily to expenses relating to the ongoing requirements of a publicly held company and (iii) additional overhead expenses associated with the new stores in Kentucky and Indiana which were acquired in May 2000 and August 2000, respectively.

         Interest expense for the three-month period ended March 31, 2001 increased to $13,370 from $5,081 for the three-month period ended March 31, 2000. Such increase in interest expense is a result of the Company's borrowings under its bank credit lines as well as the result of equipment purchased and financed through loans.

         The Company reflected a net losses of $234,043 ($.02 per share) for the three-month period ended March 31, 2001 as compared to a net loss of $45,243 ($.01 per share) for the three-month period ended March 31, 2000.

                                                                         Page 8.

         LIQUIDITY AND CAPITAL RESOURCES:

         As of March 31, 2001, the Company had total current liabilities of $782,894 and had total current assets of $107,140 with the Company's liabilities exceeding its assets by $675,754. As of December 31, 2000, current liabilities were $813,018 and total assets were $398,901 with its liabilities exceeding its then current assets by $414,117.

         The Company used $119,000 in cash to support its operating needs and was able to reduce its borrowings by $124,000 in 2001. During 2000, the Company used $107,000 in cash for operations which was offset by the proceeds from the sale of warrants to purchase shares of the Company's common stock.

         The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operations of the three Company owned retail stores. On March 29, 2001, the Company entered into (i) a Placement Agent Agreement ("the Agreement") with an investment banking group, the May Davis Group, Inc., to assist in the sales of the Company's debentures in the aggregate principal amount of $500,000 and (ii) an Equity Line of Credit Agreement ("the Equity Line") with Cornell Capital Partners, LP ("Cornell") whereby the Company will sell, from time to time, up to $5 million of the Company's common stock subject to certain conditions and market limitations. The Company has agreed to pay to Yorkville Advisors, LC ("Yorkville") a fee equal to 2% of each installment amount invested in the Company by Cornell. Yorkville is the general partner of Cornell.

         Management believes that the above-described actions will provide the Company with its immediate financial needs to enable it to continue as a going concern.

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

                                                                         Page 9.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         There is no current outstanding litigation in which we are involved other than routine litigation incidental to ongoing business.

         On November 15, 2000, we entered into a non-exclusive financial advisory agreement with Morgan Brewer Securities Inc. ("Morgan Brewer"), a member of the National Association of Securities Dealers, Inc. On January 31, 2001, Morgan Brewer received an informal inquiry notice from the Securities and Exchange Commission regarding, among other items, its relationship with our Company. Morgan Brewer has responded to the inquiry and intends to fully cooperate with the SEC.

ITEM 2.  CHANGES IN SECURITIES:

         On March 29, 2001 we entered into a Placement Agent Agreement with the May Davis Group, Inc. ("May Davis") to assist in the sale of an aggregate of $500,000 in principal amount of 5% convertible debentures (the "Debentures"). The Debentures will be due in 2006 and interest on the Debentures will be computed on the basis of a 365-day year. The Debentures will be convertible at a conversion price equal to either
         (a) $.50 per share or (b) an amount equal to eighty percent (80%) of the lowest five (5) closing bid prices of our common stock for the twenty (20) trading days immediately preceding the conversion date.

         Pursuant to the Placement Agent Agreement we issued a five year warrant to May Davis to purchase 100,000 shares of our common stock exercisable at $.33 per share. The warrants provide that in no event shall the holder of the warrant be entitled to exercise the warrant for a number of shares of common stock which upon giving effect to such exercise would cause the aggregate number of shares of common stock beneficially owned by the holder and its affiliates to exceed 4.99% of the outstanding shares of our common stock except within 60 days of the warrants' expiration date. Such warrants were issued pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

         On March 29, 2001, we entered into an Equity Line of Credit Agreement ("Equity Line Agreement") with Cornell Capital Partners LP ("Cornell") to sell to Cornell, subject to certain limitations and conditions, from time to time, up to $5 million of our common stock. However, there were no shares of common stock issued to Cornell for the period ending March 31, 2001 and, pursuant to the Equity Line Agreement, we may not issue shares to Cornell until we file a registration statement with the Securities and Exchange Commission and such registration statement is declared effective.

         Pursuant to our Equity Line Agreement with Cornell we issued to Yorkville 500,000 shares of our Company's common stock valued at $.30 per share with "piggy-back" registration rights. Such shares were issued pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not Applicable

                                                                        Page 10.

ITEM 5.  OTHER INFORMATION:

                  On March 14, 2001 we entered into a franchise agreement to open up a franchise location of Pick Ups Plus in the Springfield, Illinois area. Pursuant to the franchise agreement we received a non-refundable deposit in the amount of $25,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K:

         (a)      Exhibits

         4.1* Form of Securities Purchase Agreement filed as Exhibit 4.1 to the Company's Form 10KSB filed with the Commission on April 16, 2001.
         4.2* Placement Agent Agreement between the Company and May Davis Group, Inc. dated March 29, 2001 filed as Exhibit 4.2 to the Company's Form 10KSB filed with the Commission on April 16, 2001. 4.3* Form of Debenture Agreement filed as Exhibit
         4.3 to the Company's Form 10KSB filed with the Commission on April 16, 2001.
         4.4* Form of Warrant Agreement between the Company and the May Davis Group, Inc. dated March 29, 2001 filed as Exhibit 4.4 to the Company's Form 10KSB filed with the Commission on April 16, 2001.
         4.5* Escrow Agreement between the Company, the May Davis Group, Inc. and First Union National Bank filed as Exhibit 4.5 to the Company's Form 10KSB filed with the Commission on April 16, 2001.
         4.6* Registration Rights Agreement dated March 29, 2001 between the Company and the May Davis Group, Inc. filed as Exhibit 4.6 to the Company's Form 10KSB filed with the Commission on April 16, 2001.
         4.7* Form of Registration Rights Agreement between the Company and purchasers of convertible debentures filed as Exhibit 4.7 to the Company's Form 10KSB filed with the Commission on April 16, 2001.
         4.8* Equity Line of Credit Agreement dated March 29,2001 between the Company and Cornell Capital Partners LP filed as Exhibit
                  4.8 to the Company's Form 10KSB filed with the Commission on April 16, 2001.
         4.9* Registration Rights Agreement between the Company and Cornell Capital Partners LP filed as Exhibit 4.9 to the Company's Form 10KSB filed with the Commission on April 16, 2001.
         4.10* Escrow Agreement dated March 29, 2001 between the Company, Butler Gonzalez, LLP, and First Union National Bank filed as
                  Exhibit 4.10 to the Company's Form 10KSB filed with the Commission on April 16, 2001.

-------------
* Previously filed

         (b)      Reports on Form 8K

                  None

                                                                        Page 11.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PICK UPS PLUS, INC.

                                       By: /s/ JOHN FITZGERALD
                                           --------------------------
                                           John Fitzgerald, President


                                       By: /s/ ROBERT WHITE
                                           --------------------------
                                           Robert White
                                           Chief Financial Officer

Dated: May 14, 2001

                                                                        Page 12.