Form 10QSB
period 2001-06-30
PICK UPS PLUS INC
filed 2001-08-14
CIK 1074961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended  June  30,  2001

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934


Commission  File  Number  000-28255


                                 PICK-UPS PLUS, INC.
                                ---------------------
        (Exact name of small business issuer as specified in its charter)


     Delaware                                 31-12440524
     --------                                 -----------
(State  or  Other  Jurisdiction of          (IRS  Employer  Identification No.)
Incorporation  or  Organization)

                      5181 Natorp Blvd, Suite 530, Mason, OH 45040
                        (Address of Principal Executive Offices)

                                 (513) 398-4344
                                 --------------
                             Issuer's Telephone Number


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has  been subject to such filing requirements for the past 90 days.  Yes   X No
                                                                     ----  ----

     There were 15,765,784 shares of the registrant's common stock outstanding as of July 31, 2001.

     Transitional  Small  Business  Disclosure  Format          Yes    No  X
                                                                ---    -----

                               PICK-UPS PLUS, INC.



                                 - INDEX -


                                                                                                PAGE(S)
                                                                                                -------
PART I:  FINANCIAL INFORMATION:
Item 1 - Financial Statements

Condensed Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000                       3

Condensed Statements of Operations - Three and Six Months Ended June 30, 2001
and 2000 (unaudited)                                                                             4

Condensed Statements of Cash Flows - Six Months Ended June 30, 2001 and
2000 (unaudited)                                                                                 5

Notes to Interim Condensed Financial Statements                                                  6 - 7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                          8 - 9


PART II.  OTHER INFORMATION                                                                      10 - 11

SIGNATURES                                                                                       12


                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               PICK-UPS PLUS, INC.
                               -------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                  - ASSETS -
                                                                                JUNE 30,     December 31,
                                                                                  2001          2000
                                                                              ------------  ------------
                                                                              (UNAUDITED)

CURRENT ASSETS:
Cash                                                                          $    49,242   $   291,743
Accounts receivable - net of allowance for doubtful accounts of $-0- and
 $4,424 for 2001 and 2000                                                              94         5,375
Inventories                                                                       104,853       100,933
Prepaid expenses and other current assets                                         232,650           850
                                                                              ------------  ------------
TOTAL CURRENT ASSETS                                                              386,839       398,901
                                                                              ------------  ------------
FIXED ASSETS - NET                                                                 97,555       114,870
                                                                              ------------  ------------
OTHER ASSETS:
Costs in excess of net assets acquired - net                                      145,043       157,301
Franchise development costs - net                                                       -         4,200
Other assets                                                                       51,905        51,905
                                                                              ------------  ------------
                                                                                  196,948       213,406
                                                                              ------------  ------------
                                                                              $   681,342   $   727,177
                                                                              ============  ============
                               - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
Credit line payable - bank                                                    $   300,000   $   393,100
Accounts payable                                                                  390,895       338,384
Accrued expenses                                                                   52,817        13,925
Loans payable - current                                                            32,492        55,243
Capitalized leases payable - current                                               12,507        12,366
                                                                              ------------  ------------
TOTAL CURRENT LIABILITIES                                                         788,711       813,018
                                                                              ------------  ------------
NON-CURRENT LIABILITIES:
Loans payable                                                                      80,070       103,279
Capitalized leases                                                                 27,232        33,894
Loans payable - officer                                                            33,852        56,393
Convertible debentures                                                            300,000             -
                                                                              ------------  ------------
                                                                                  441,154       193,566
                                                                              ------------  ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                 -             -
Common stock, $.001 par value; 50,000,000 shares authorized, 14,896,040 and
 12,778,932 shares issued for 2001 and 2000, respectively                          14,896        12,779
Additional paid-in capital                                                      1,502,059     1,215,404
Accumulated deficit                                                            (2,065,478)   (1,507,590)
                                                                              ------------  ------------
                                                                                 (548,523)     (279,407)
                                                                              ------------  ------------
                                                                              $   681,342   $   727,177
                                                                              ============  ============

                            See accompanying notes.


                              PICK-UPS PLUS, INC.
                              ---------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (UNAUDITED)


                                                  For the Three Months        For the Six Months
                                                     Ended June 30,             Ended June 30,
                                                 -----------------------    -------------------------

                                                     2001         2000          2001         2000
                                                 ------------  ----------  ------------  -----------
REVENUES:
Retail sales                                     $   457,192   $  337,753   $   871,956   $  534,118
Initial franchise fees                                25,000       11,446        50,000       36,206
Royalties                                             12,889        5,000        25,757        5,000
                                                 ------------  -----------  ------------  -----------
                                                     495,081      354,199       947,713      575,324
                                                 ------------  -----------  ------------  -----------

COSTS AND EXPENSES (INCOME):
Cost of sales                                        342,894      224,484       607,244      371,754
Selling, general and administrative expenses         458,114      385,884       867,132      570,479
Other income                                            (184)           -          (247)     (70,578)
Interest expense                                      18,102        7,476        31,472       12,557
                                                 ------------  -----------  ------------  -----------
                                                     818,926      617,844     1,505,601      884,212
                                                 ------------  -----------  ------------  -----------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES     (323,845)    (263,645)     (557,888)    (308,888)

Provision (credit) for income taxes                        -            -             -            -
                                                 ------------  -----------  ------------  -----------

NET LOSS                                         $  (323,845)  $ (263,645)  $  (557,888)  $ (308,888)
                                                 ============  ===========  ============  ===========

BASIC /DILUTED LOSS PER COMMON
 SHARE                                           $      (.02)  $     (.04)  $      (.04)  $     (.05)
                                                 ============  ===========  ============  ===========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                      13,447,705    6,907,767    12,941,525    6,844,489
                                                 ============  ===========  ============  ===========

                            See accompanying notes.

                              PICK-UPS PLUS, INC.
                              ---------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                  (UNAUDITED)



                                                                                    For the Six Months
                                                                                      Ended  June  30,
                                                                                   ---------------------

                                                                                      2001        2000
                                                                                   ----------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(557,888)  $(308,888)
Adjustments to reconcile net loss to net cash (utilized) by operating activities:
Depreciation and amortization                                                         37,079      15,552
Bad debt provision                                                                         -       7,054
Imputed interest on shareholder loan                                                   2,022       1,054
Compensatory shares                                                                   28,000           -
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                             5,281     (13,232)
(Increase) in inventory                                                               (3,920)    (36,865)
(Increase) in prepaid expenses                                                       (84,800)          -
Increase in accounts payable                                                          74,761     124,969
Increase in accrued expenses                                                          38,892      29,225
                                                                                   ----------  ----------
NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                         (460,573)   (181,131)
                                                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                  (3,306)    (43,675)
Security deposits                                                                          -     (55,000)
Payment re: assets required                                                                -     (90,000)
                                                                                   ----------  ----------
NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                           (3,306)   (188,675)
                                                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment) borrowings under bank credit line                                    (93,100)    195,000
Principal payments of long-term debt                                                 (45,960)    (27,189)
Payments of capitalized leases                                                        (6,521)     (2,581)
Repayment of officer's loan                                                          (22,541)          -
Proceeds from convertible debentures                                                 300,000           -
Proceeds from sale of equity securities                                               89,500     202,000
                                                                                   ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            221,378     367,230
                                                                                   ----------  ----------

NET (DECREASE) IN CASH EQUIVALENTS                                                  (242,501)     (2,576)

Cash and cash equivalents, beginning of year                                         291,743      11,188
                                                                                   ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  49,242   $   8,612
                                                                                   ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i)  Cash paid during the year:
Interest                                                                           $  28,804   $  10,120
Taxes                                                                                      -           -

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)


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

In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations for the three and six-month periods ended June 30, 2001 and 2000 and its cash flows for the six-month periods ended June 30, 2001 and 2000.

The results of operations for the three and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -     GOING  CONCERN  UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2000 and has sustained a further operating loss of $557,888 during the first half of 2001. In addition, the Company has used substantial amounts of working capital in its operations. As of June 30, 2001, current liabilities exceed current assets by $401,872 and total liabilities exceed total assets by $548,523.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

On March 29, 2001, the Company entered into (i) a Placement Agent Agreement ("the Agreement") with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and (ii) an Equity Line of Credit Agreement ("the Equity Line") with Cornell Capital Partners, LP ("Cornell") whereby the Company will sell to Cornell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company has agreed to pay to Yorkville Advisors LC ("Yorkville") a fee equal to 2% of each installment amount invested in the Company by this firm. Yorkville is a general partner of Cornell.

                              PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)


NOTE   2   -     GOING  CONCERN  UNCERTAINTY  (CONTINUED):

Management believes that the above-described actions will provide the Company with its immediate financial needs to enable it to continue as a going concern.

During  April  and  May 2001, the Company issued $300,000 of its debentures (see
Note 3) and sold 1,569,868 shares of its common stock for net proceeds of $89,500.


NOTE   3   -     CONVERTIBLE  DEBENTURES:

On March 29, 2001 the Company entered into a Placement Agent Agreement (see Note
2) to assist in the sale of an aggregate of $500,000 in principal amount of 5% convertible debentures (the "Debentures"). The Debentures will be due in 2006 and interest on the Debentures will be computed on the basis of a 365-day year. The Debentures will be convertible at a conversion price equal to either (a) $.50 per share or (b) an amount equal to eighty percent (80%) of the lowest five
(5) closing bid prices of our common stock for the twenty (20) trading days immediately preceding the conversion date.

During April and May 2001, the Company issued $300,000 of its debentures. As of August 6, 2001, certain holders had converted an aggregate of $87,500 of their debentures in exchange for 1,741,938 of Company common shares.


NOTE   4   -     SUBSEQUENT  EVENT  -  ACQUISITION  OF  ASSETS:

On August 2, 2001, the Company completed the acquisition of certain assets of an unrelated entity. The purchase price was paid as follows: (a) $65,000 in cash at closing; (b) issuance of a $44,000 non-interest bearing note payable in equal monthly installments of $4,000 commencing September 2001 and (c) issuance of a $39,000 non-interest bearing note payable no later than 30 days after closing upon the satisfaction of certain conditions. The Company also issued 300,000 shares of its common stock as part of the purchase price. The assets acquired consist of store fixtures, shop equipment and inventory.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

Pick-Ups Plus, Inc., incorporated in Delaware in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 7 franchised stores in operation, which are located in California, Idaho, Indiana, Iowa, Kentucky, Ohio and Oregon. In 2001, we also entered into agreements with two additional franchisees for stores not yet operational. We also conduct business at three Company-owned stores in Ohio (acquired on September 30, 1998, as the prototype store), Kentucky (acquired in May 2000) and Indiana (acquired in August 2000). These acquisitions were recorded under the purchase method of accounting.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of June 30, 2001 and December 31, 2000; (ii) Condensed Statements of Operations for the three and six month periods ended June 30, 2001 and 2000 and (iii) Condensed Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000.


RESULTS  OF  OPERATIONS:

Revenues consist of net sales generated by the retail stores as well as initial franchise fees and continuing royalty fees paid by our franchisees. Total revenues for the three-month period ended June 30, 2001 increased by $141,000 (or 40%) when compared to the same period of the prior year. Total revenues for the six month period ended June 30, 2001 was $948,000 as compared to $575,000 for the six month period ended June 30, 2000, reflecting an increase of $373,000 or 65%. These increases are directly attributable to sales generated by the Kentucky store which was acquired in May 2000 and our store in Indiana, which was acquired in August 2000.

Costs of sales, as a percentage of retail sales was 75% and 66% for the three-month periods ended June 30, 2001 and 2000, respectively, and 70% for the six-month periods ended June 30, 2001 and 2000.

Selling, general and administrative expenses increased by $72,000 when comparing the three-month periods ended June 30, 2001 and 2000. We experienced an increase in selling, general and administrative expenses for the six-month period ended June 30, 2001 of $297,000 when compared to the same period of the prior year, primarily due to the following: (i) the continuation of an aggressive advertising program to help accelerate the name recognition of Pick-Ups Plus, Inc. as well as the franchise opportunity which resulted in increased expenses as discussed above; (ii) increase in professional fees due primarily to expenses relating to the ongoing requirements of a publicly held company and (iii) additional overhead expenses associated with the new stores in Kentucky and Indiana which were acquired in May 2000 and August 2000, respectively.

Interest expense of $18,000 and $7,000 for the three-month periods ended June 30, 2001 and 2000, and $31,000 and $13,000 for the six-month periods ended June 30, 2001 and 2000, respectively, is a result of the borrowings under the bank credit lines as well as the result of equipment purchased and financed through loans.

As a result of the above, the Company reflected net losses of $323,845 ($.02 per share) for the three-month period ended June 30, 2001 as compared to a net loss of $263,645 ($.04 per share) for the three-month period ended June 30, 2000. Net loss for the six-month period ended June 30, 2001 aggregated $557,888 ($.04 per shares) as compared to $308,888 ($.05 per share) for the same period in 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES:

As of June 30, 2001, current liabilities exceeded current assets by approximately $402,000. As of December 31, 2000, current liabilities exceeded current assets by approximately $414,000.

During the six-month period ended June 30, 2001, we used $461,000 in cash to support our operating needs and were able to reduce our long-term debt by $168,000. This was offset by $390,000 in funds generated through the issuance of convertible debentures and the sale of shares of our common stock. During the same period in 2000, the Company used $181,000 in cash for operations and $189,000 to acquire capital assets and to purchase the assets, which form the basis of our Kentucky store. This was offset by the proceeds from the sale of common stock purchase warrants and draw-downs under our bank credit line.

The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operations of the three Company owned retail stores. On March 29, 2001, the Company entered into (i) a Placement Agent Agreement ("the Agreement") with an investment banking group to assist in the sales of the Company's debentures and
(ii) an Equity Line of Credit Agreement ("the Equity Line") with another investment firm whereby the Company will sell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company has agreed to pay a fee equal to 2% of each installment amount invested in the Company by this firm.

Management believes that the above-described actions will provide the Company with its immediate financial needs to enable it to continue as a going concern.

On August 2, 2001, the Company completed the acquisition of certain assets of an unrelated entity. The purchase price was paid as follows: (a) $65,000 in cash at closing; (b) issuance of a $44,000 non-interest bearing note payable in equal monthly installments of $4,000 commencing September 2001 and (c) issuance of a $39,000 non-interest bearing note payable no later than 30 days after closing upon the satisfaction of certain conditions. The Company also issued 300,000 shares of its common stock as part of the purchase price. The assets acquired consist of store fixtures, shop equipment and inventory.

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


ITEM  2.  CHANGES  IN  SECURITIES:

On March 29, 2001, we entered into an Equity Line of Credit Agreement ("Equity Line Agreement") with Cornell Capital Partners LP ("Cornell") to sell to Cornell, subject to certain limitations and conditions, from time to time, up to $5 million of our common stock. Pursuant to such Equity Line Agreement, during the period ended June 30, 2001, we sold to Cornell an aggregate of 1,569,858 shares of our common stock. The shares of common stock issued underlying the Equity Line Agreement were registered with the SEC on Form SB-2, which was declared effective on June 5, 2001.


During the period ended June 30, 2001, the Company sold an aggregate of $300,000 of its 5% convertible debentures. The debentures will be due in 2006 and interest on the debentures will be computed on the basis of a 365 day year. The debentures will be convertible at a conversion price equal to either (a) $.50 per share or (b) an amount equal to eighty percent (80%) of the lowest five (5) closing bid prices of the Company's common stock for the twenty (20) trading days immediately preceding the conversion date. The shares of common stock issued underlying the convertible debentures were registered with the SEC on Form SB-2, which was declared effective on June 5, 2001. As of August 6, 2001, certain holders had converted an aggregate of $87,500 of their debentures in exchange for 1,741,938 shares of the Company's common stock.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

Not  Applicable


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

Not  Applicable


ITEM  5.  OTHER  INFORMATION:

Not  Applicable


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

(a)     Exhibits

         10.1 Closing Agreement dated August 2, 2001, by and among Keystone Akron, Inc., Pick Ups Plus, Inc., John Fitzgerald and Robert White.

(b)     Reports  on  Form  8-K

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PICK  UPS  PLUS,  INC.



                            By:    /s/  Robert  White
                                   -------------------
                                   Robert  White
                                   Chief  Financial  Officer

Dated:  August  13,  2001