Form 10QSB
period 2001-09-30
PICK UPS PLUS INC
filed 2001-11-19
CIK 1074961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  Quarterly  Period  Ended  September  30,  2001

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                        ---
     There were 20,998,507 shares of the registrant's common stock outstanding as of September 30, 2001.

     Transitional  Small  Business  Disclosure  Format          Yes  ___  No _X_

                               PICK-UPS PLUS, INC.


                                    - INDEX -


                                                                                           PAGE(S)
                                                                                           -------
PART  I:  FINANCIAL  INFORMATION:

Item  1  -  Financial  Statements

         Condensed  Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000     3

         Condensed  Statements of Operations - Three and Nine Months Ended September 30,
         2001 and  2000  (unaudited)                                                          4

         Condensed  Statements  of Cash Flows - Nine Months Ended September 30, 2001
         And 2000  (unaudited)                                                                5

         Notes  to  Interim  Condensed  Financial  Statements                           6  -  7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
          of  Operations                                                                8  -  9


PART  II.  OTHER  INFORMATION                                                         10  -  11


SIGNATURES                                                                                   12


                          PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                                        PICK-UPS PLUS, INC.
                                        -------------------
                                      CONDENSED BALANCE SHEETS
                                      ------------------------

                                             - ASSETS -
                                                                       SEPTEMBER 30,     December 31,
                                                                             2001          2000
                                                                         ------------  ------------
                                                                         (UNAUDITED)
CURRENT ASSETS:
Cash                                                                     $     3,311   $   291,743
Accounts receivable - net of allowance for doubtful accounts of $-0-
 and $4,424 for 2001 and 2000                                                    604         5,375
Inventories                                                                  160,751       100,933
Prepaid expenses and other current assets                                    180,230           850
                                                                         ------------  ------------
TOTAL CURRENT ASSETS                                                         344,896       398,901
                                                                         ------------  ------------
FIXED ASSETS - NET                                                           128,347       114,870
                                                                         ------------  ------------
OTHER ASSETS:
Costs in excess of net assets acquired - net                                 192,589       157,301
Franchise development costs - net                                                  -         4,200
Other assets                                                                  46,655        51,905
                                                                         ------------  ------------
                                                                             239,244       213,406
                                                                         ------------  ------------
                                                                         $   712,487   $   727,177
                                                                         ============  ============
                          - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
Credit line payable - bank                                               $   252,954   $   393,100
Accounts payable                                                             565,001       338,384
Accrued expenses                                                              56,578        13,925
Loans payable - current                                                      130,723        55,243
Capitalized leases payable - current                                          12,856        12,366
Notes payable - acquisition                                                   79,773             -
                                                                         ------------  ------------
TOTAL CURRENT LIABILITIES                                                  1,097,885       813,018
                                                                         ------------  ------------
NON-CURRENT LIABILITIES:
Loans payable                                                                 78,100       103,279
Capitalized leases                                                            23,884        33,894
Loans payable - officer                                                       28,232        56,393
Convertible debentures                                                       207,000             -
                                                                         ------------  ------------
                                                                             337,216       193,566
                                                                         ------------  ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock, $1 par value; 5,000,000 shares authorized; none
 issued                                                                            -             -
Common stock, $.001 par value; 50,000,000 shares authorized, 20,998,507
 and 12,778,932 shares issued for 2001 and 2000, respectively                 20,999        12,779
Additional paid-in capital                                                 1,680,523     1,215,404
Accumulated deficit                                                       (2,424,136)   (1,507,590)
                                                                         ------------  ------------
                                                                            (722,614)     (279,407)
                                                                         ------------  ------------
                                                                         $   712,487   $   727,177
                                                                         ============  ============

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)



                                                    For the Three Months     For the Nine Months
                                                     Ended September 30,     Ended September 30,
                                                    -------------------     -------------------
                                                     2001         2000          2001         2000
                                                 ------------  ------------  ---------- -----------
REVENUES:
Retail sales                                     $   477,808   $  480,450   $ 1,349,764   $1,014,568
Initial franchise fees                                     -            -        50,000        5,000
Royalties                                             11,784       18,496        37,541       54,702
                                                 ------------  -----------  ------------  -----------
                                                     489,592      498,946     1,437,305    1,074,270
                                                 ------------  -----------  ------------  -----------

COSTS AND EXPENSES (INCOME):
Cost of sales                                        363,951      283,876       971,195      655,630
Selling, general and administrative expenses         467,198      408,809     1,334,330      979,288
Other income                                             (19)           -          (266)     (70,578)
Interest expense                                      17,120       11,070        48,592       23,627
                                                 ------------  -----------  ------------  -----------
                                                     848,250      703,755     2,353,851    1,587,967
                                                 ------------  -----------  ------------  -----------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES     (358,658)    (204,809)     (916,546)    (513,697)

Provision (credit) for income taxes                        -            -             -            -
                                                 ------------  -----------  ------------  -----------

NET LOSS                                         $  (358,658)  $ (204,809)  $  (916,546)  $ (513,697)
                                                 ============  ===========  ============  ===========


BASIC /DILUTED LOSS PER COMMON SHARE             $      (.02)  $     (.03)  $      (.06)  $     (.07)
                                                 ============  ===========  ============  ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                      17,707,968    7,020,322    14,680,718    6,845,415
                                                 ============  ===========  ============  ===========

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)


                                                                                    For the Nine Months
                                                                                    Ended  September  30,
                                                                                    ---------------------
                                                                                       2001        2000
                                                                                    ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $(916,546)  $(513,697)
Adjustments to reconcile net loss to net cash (utilized) by operating activities:
Depreciation and amortization                                                          61,534      32,924
Bad debt provision                                                                          -       7,054
Imputed interest on shareholder loan                                                    3,509       2,254
Compensatory shares                                                                    58,000       7,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                              4,771     (17,229)
(Increase) in inventory                                                               (59,818)    (63,652)
(Increase) in prepaid expenses                                                        (67,130)       (674)
Increase in accounts payable                                                          248,867     256,355
Increase in accrued expenses                                                           42,653         550
                                                                                    ----------  ----------
NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                          (624,160)   (289,115)
                                                                                    ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                  (45,811)     (9,481)
Security deposits refunded (paid)                                                      10,000     (50,000)
Acquisition of assets                                                                 (68,227)   (140,427)
                                                                                    ----------  ----------
NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                          (104,038)   (199,908)
                                                                                    ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under short term loans                                                  40,146     300,000
Principal payments of long-term debt                                                  (49,699)    (63,854)
Payments of capitalized leases                                                         (9,520)     (9,208)
Repayment of officer's loan                                                           (28,161)     31,612
Proceeds from convertible debentures                                                  300,000           -
Proceeds from sale of equity securities                                               187,000     227,000
                                                                                    ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             439,766     485,550
                                                                                    ----------  ----------

NET (DECREASE) IN CASH EQUIVALENTS                                                   (288,432)     (3,473)

Cash and cash equivalents, beginning of year                                          291,743      11,188
                                                                                    ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   3,311   $   7,715
                                                                                    ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i)  Cash paid during the year:
Interest                                                                            $  42,282   $  21,373
Taxes                                                                                       -           -

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (UNAUDITED)

NOTE   1   -     DESCRIPTION  OF  COMPANY:

Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently seven franchised locations in operation and four Company owned-stores. Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.

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

In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations for the three and nine-month periods ended September 30, 2001 and 2000 and its cash flows for the nine-month periods ended September 30, 2001 and 2000.

The results of operations for the three and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE   2   -     GOING  CONCERN  UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2000 and has sustained a further operating loss of $916,546 during the first nine months of 2001. In addition, the Company has used substantial amounts of working capital in its operations. As of September 30, 2001, current liabilities exceed current assets by $752,989 and total liabilities exceed total assets by $722,614.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

On March 29, 2001, the Company entered into (i) a Placement Agent Agreement ("the Agreement") with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and (ii) an Equity Line of Credit Agreement ("the Equity Line") with Cornell Capital Partners, LP ("Cornell") whereby the Company will sell to Cornell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company has agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested in the Company by Cornell.

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (UNAUDITED)

NOTE   2   -     GOING  CONCERN  UNCERTAINTY  (CONTINUED):

Management believes that the above-described actions will provide the Company with its immediate financial needs to enable it to continue as a going concern.

During  April  and  May 2001, the Company issued $300,000 of its debentures (see
Note 3) and as of September 30, 2001 sold 5,232,861 shares of its common stock for net proceeds of $187,000.

NOTE   3   -     CONVERTIBLE  DEBENTURES:

On March 29, 2001 the Company entered into a Placement Agent Agreement (see Note
2) to assist in the sale of an aggregate of $500,000 in principal amount of 5% convertible debentures (the "Debentures"). The Debentures will be due in 2006 with interest being computed on the basis of a 365-day year. The Debentures are convertible at a conversion price equal to either (a) $.50 per share or (b) an amount equal to eighty percent (80%) of the lowest five (5) closing bid prices of our common stock for the twenty (20) trading days immediately preceding the conversion date.

During  April  and  May  2001,  the  Company  issued $300,000 of its debentures.
Through September 30, 2001, certain holders had converted an aggregate of $93,000 of their debentures in exchange for 2,139,464 of Company common shares.

NOTE   4   -     SHORT-TERM  BORROWINGS:

On July 17, 2001 the Company entered into a promissory note with Cornell Capital Partners, LP in which the Company was to receive an aggregate of $200,000, repayable with interest at an annual rate of 12%. Repayment of this loan is to occur within forty-five business days from the date on which the Company was in receipt of the principal sum of $200,000. As of September 30, 2001, the Company had received $100,000.

NOTE   5   -     ACQUISITION  OF  ASSETS:

On August 2, 2001, the Company completed the acquisition of certain assets of an unrelated entity. The purchase price was paid as follows: (a) $65,000 in cash at closing; (b) issuance of a $44,000 non-interest bearing note payable in equal monthly installments of $4,000 commencing September 2001 and (c) issuance of a $39,000 non-interest bearing note payable no later than 30 days after closing upon the satisfaction of certain conditions. The Company also issued 300,000 shares valued at $18,000 of its common stock as part of the purchase price. The assets acquired consist of store fixtures, shop equipment and inventory.

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (UNAUDITED)

NOTE   6   -     NEW  ACCOUNTING  PRONOUNCEMENTS:

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interest method of accounting is no longer allowed for business combinations and goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter in the year beginning January 1, 2002 (fiscal 2003). Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $36,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


NOTE   7   -     CREDIT  LINE  PAYABLE  -  BANK/SUBSEQUENT  LITIGATION:

In May 2000, the Company entered into an agreement with its bank (PNC Bank), which provided for a line of credit in the amount of $300,000, with borrowings being collateralized by all of the Company's assets, the unlimited personal guaranty of the Company's President as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line was due in June 2001.

In October 2001, the bank filed suit in the Court of Common Pleas, Hamilton County, Ohio, against the Company for non-payment of the principal balance owed ($252,954 as of September 30, 2001) and for a default of the personal guaranty.

On November 19, 2001, the Company received notification from the bank that it will settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15, 2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

Pick-Ups Plus, Inc., incorporated in Delaware in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 7 franchised stores in operation, which are located in California, Idaho, Indiana, Iowa, Kentucky, Ohio and Oregon. In 2001, we also entered into agreements with two additional franchisees for stores not yet operational. We also conduct business at four Company-owned stores in Sharonville, Ohio (acquired on September 30, 1998, as the prototype store), Florence, Kentucky (acquired in May 2000), Muncie, Indiana (acquired in August
2000) and Akron, Ohio (acquired in August 2001). These acquisitions were recorded under the purchase method of accounting.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of September 30, 2001 and December 31, 2000; (ii) Condensed Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000 and (iii) Condensed Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000.

RESULTS  OF  OPERATIONS:

Revenues consist of net sales generated by the retail stores as well as initial franchise fees and continuing royalty fees paid by our franchisees. Total revenues for the three-month period ended September 30, 2001 decreased by $9,000 (or 2%) when compared to the same period of the prior year, however, total revenues for the nine month period ended September 30, 2001 was $1,437,000 as compared to $1,074,000 for the nine month period ended September 30, 2000, reflecting an increase of $363,000 or 34%. This increase is directly attributable to sales generated by the Kentucky store, which was acquired in May 2000, our store in Indiana, which was acquired in August 2000 and our newest location in Ohio, which was acquired in August 2001

Costs of sales, as a percentage of retail sales was 76% and 59% for the three-month periods ended September 30, 2001 and 2000, respectively, and 72% and 65% for the nine-month periods ended September 30, 2001 and 2000, respectively.

Selling, general and administrative expenses increased by $58,000 when comparing the three-month periods ended September 30, 2001 and 2000. We experienced an increase in selling, general and administrative expenses for the nine-month period ended September 30, 2001 of $355,000 when compared to the same period of the prior year, primarily due to the following: (i) the continuation of an aggressive advertising program to help accelerate the name recognition of Pick-Ups Plus, Inc. as well as the franchise opportunity which resulted in increased expenses as discussed above; (ii) increase in professional fees due primarily to expenses relating to the ongoing requirements of a publicly held company and (iii) additional overhead expenses associated with the new stores in Kentucky and Indiana which were acquired in May 2000 and August 2000, respectively and the Ohio store which was acquired in August 2001.

Interest expense of $17,000 and $11,000 for the three-month periods ended September 30, 2001 and 2000, and $48,000 and $23,000 for the nine-month periods ended September 30, 2001 and 2000, respectively, is a result of the borrowings under the bank credit lines and other short-term borrowings as well as the result of equipment purchased and financed through loans.

As a result of the above, the Company reflected net losses of $358,658 ($.02 per share) for the three-month period ended September 30, 2001 as compared to a net loss of $204,809 ($.03 per share) for the three-month period ended September 30, 2000. Net loss for the nine-month period ended September 30, 2001 aggregated $916,546 ($.06 per shares) as compared to $513,697 ($.07 per share) for the same period in 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES:

As of September 30, 2001, current liabilities exceeded current assets by approximately $753,000. As of December 31, 2000, current liabilities exceeded current assets by approximately $414,000.

During the nine-month period ended September 30, 2001, we used $624,000 in cash to support our operating needs and utilized $68,000 towards the purchase of the assets acquired for the Akron store location. This was offset by $487,000 in funds generated through the issuance of convertible debentures and the sale of shares of our common stock. During the same period in 2000, the Company used $289,000 in cash for operations and $149,000 to acquire capital assets and to purchase the assets which form the basis of our Kentucky store. This was offset by the proceeds from the sale of common stock purchase warrants and draw-downs under our bank credit line.

In May 2000, the Company entered into an agreement with its bank (PNC Bank), which provided for a line of credit in the amount of $300,000, with borrowings being collateralized by all of the Company's assets, the unlimited personal guaranty of the Company's President as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line was due in June 2001.

In October 2001, the bank filed suit in the Court of Common Pleas, Hamilton County, Ohio, against the Company for non-payment of the principal balance owed ($252,954 as of September 30, 2001) and for a default of the personal guaranty. The Company is currently in discussion with the bank regarding repayment of the amount due.

On November 19, 2001, the Company received notification from the bank that it will settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15, 2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President.

The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operations of the four Company owned retail stores. On March 29, 2001, the Company entered into (i) a Placement Agent Agreement ("the Agreement") with an investment banking group to assist in the sales of the Company's debentures and
(ii) an Equity Line of Credit Agreement ("the Equity Line") with another investment firm whereby the Company will sell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company has agreed to pay a fee equal to 2% of each installment amount invested in the Company by this firm.

Management believes that the above-described actions will provide the Company with its immediate financial needs to enable it to continue as a going concern.

The Company is not aware of any other material trend, event or capital commitment, which would potentially adversely affect liquidity.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS:

In May 2000, the Company entered into an agreement with its bank (PNC Bank), which provided for a line of credit in the amount of $300,000, with borrowings being collateralized by all of the Company's assets, the unlimited personal guaranty of the Company's President as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line was due in June 2001.

In October 2001, the bank filed suit in the Court of Common Pleas, Hamilton County, Ohio, against the Company for non-payment of the principal balance owed ($252,954 as of September 30, 2001) and for a default of the personal guaranty.

On November 19, 2001, the Company received notification from the bank that it will settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15, 2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President.

There is no other current outstanding litigation in which we are involved other than routine litigation incidental to ongoing business.

ITEM  2.  CHANGES  IN  SECURITIES:

On March 29, 2001, we entered into an Equity Line of Credit Agreement ("Equity Line Agreement") with Cornell Capital Partners LP ("Cornell") to sell to Cornell, subject to certain limitations and conditions, from time to time, up to $5 million of our common stock. Pursuant to such Equity Line Agreement, during the period ended September 30, 2001, we issued at various times to Cornell, an aggregate of 3,663,003 shares of our common stock. The shares of common stock issued underlying the Equity Line Agreement were registered with the SEC on Form SB-2, which was declared effective on June 5, 2001.

During the period ended September 30, 2001, the Company issued, at various times, an aggregate of 2,139,464 shares of its common stock upon the conversion by an aggregate of ten holders of the Company's 5% convertible debentures. The debentures were converted on different dates at an amount equal to eighty percent (80%) of the lowest five (5) closing bid prices of the Company's common stock for the twenty (20) trading days immediately preceding the conversion date. The shares of common stock issued underlying the convertible debentures were registered with the SEC on Form SB-2, which was declared effective on June 5, 2001. As of November 1, 2001, certain holders had converted an aggregate of $108,200 of their debentures with an aggregate of $191,800 of convertible debentures, which have not yet been converted, still outstanding.

On July 17, 2001 the Company entered into a promissory note with Cornell Capital Partners, LP in which the Company was to receive an aggregate of $200,000, repayable with interest at the rate of 12% per annum which payment, as per the promissory note, was payable within forty-five business days from the date on which the Company was in receipt of the principal sum of $200,000. As of the date of this report, the Company has received the principal loan amount of $100,000. Additionally, the Company is to issue to Yorkville Advisors Management, LLC a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $.10 per share. Such shares, as of the date of this report, have not yet been issued.

On August 2, 2001, the Company completed the acquisition of certain assets of an unrelated entity. The purchase price agreed to was as follows: (a) $65,000 in cash at closing; (b) issuance of a $44,000 non-interest bearing note payable in equal monthly installments of $4,000 commencing September 2001 and (c) the issuance of a $39,000 non-interest bearing note payable no later than 30 days after closing upon the satisfaction of certain conditions. The Company also issued 300,000 restricted shares of its common stock (valued at $18,000) as part of the purchase price.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

We held our most recent Annual Meeting of Stockholders on August 9, 2001. At the meeting, our stockholders considered and voted on several matters, as follows:

     1. Two directors were nominated by management for election to the Board. Our stockholders voted in connection with the election of directors as follows:

                                   For     Abstain
                                   ---     -------
John  Fitzgerald            11,907,952      77,285
Robert  White               11,908,052      77,185

     2. Our stockholders ratified the appointment of Lazar Levine & Felix, LLP Certified Public Accountants, as our independent auditors for our current fiscal year by a majority vote as follows:

                           For     Against     Abstain
                           ---     -------     -------
                    11,903,265      47,992      33,980

     3. Our stockholders ratified and approved an amendment to our certificate of incorporation to increase our authorized shares from 50,000,000 shares to 100,000,000 shares. The Company has not yet filed an amendment to its certificate of incorporation with the state of Delaware increasing its authorized shares.

                           For     Against     Abstain
                           ---     -------     -------
                    11,696,012     246,128      43,097


ITEM  5.  OTHER  INFORMATION:

     Not  Applicable


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits
             None

     (b)     Reports  on  Form  8-K
             None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PICK  UPS  PLUS,  INC.

                    By:    /s/  John  Fitzgerald
                          -----------------------
                           John  Fitzgerald.  President


                    By:    /s/  Robert  White
                          -------------------
                          Robert  White
                          Chief  Financial  Officer

Dated:  November  16,  2001