Form 10KSB
period 2001-12-31
PICK UPS PLUS INC
filed 2002-04-16
CIK 1074961

================================================================================

                       SECURITIES  AND  EXCHANGE  COMMISSION

                              Washington,  DC  20549

                             REPORT  ON  FORM  10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR  THE  FISCAL  YEAR  ENDED:  DECEMBER  31,  2001
                                                 --------------------

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

         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate  by  check  if  disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year ended December 31, 2000: $2,059,754.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of April 12, 2001 was $2,941,757.

         The number of shares outstanding of the issuer's common stock, as of April 12, 2001 was 60,181,497.

         DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE

================================================================================

                                     PART  I

ITEM  1.  BUSINESS
                           FORWARD  LOOKING  STATEMENTS

     Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended).
Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. In addition to statements, that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


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

STORE  LOCATIONS

         We  have  four  company-owned  stores  located  at

-11370 Reading Road, Cincinnati, Ohio 45241;
-107 E. McGalliard Road, Muncie, Indiana 47303;
-8056 Production Drive,  Florence,  Kentucky 41042; and
-449 West Avenue, Tallmadg, OH 44278

         The following table sets forth the State locations of the Pick-Ups Plus stores as of the date hereof:

State  Location         Number  of  franchised  stores      Company-owned stores
--------------         ---------------------------      --------------------
Indiana                             1                             1
Oregon                              1
Kentucky                            1                             1
Iowa                                1
Ohio                                1                             2
California                          1
Idaho                               1
Illinois*                           1
----------------------------------------------------------------------------
Total                               8                             4

*Not  yet  opened

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

Major Suppliers:

     The Company purchases its inventory from two major suppliers, Keystone and Blacksmith. Purchases for the year ended December 31, 2001 and 2000 aggregated $657,050 and $422,535, respectively and accounts payable to these two vendors at December 31, 2001 and 2000 was $107,226 and $35,561, respectively.

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

Employees

         As of April 12, 2002, we have approximately nineteen full time employees and three part-time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and salesmen. The loss of such personnel could have a material adverse effect on our business and our results of operations.

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

WE  HAD  LOSSES  IN  THE  FISCAL  YEARS  ENDED  DECEMBER31,1999,  2000 AND 2001.

     We had a loss of $275,777 for the year ended December 31, 1999, a loss of $1,146,347 for the fiscal year ended December 31, 2000 and a loss of $1,324,954 for the fiscal year ended December 31,2001. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.
There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our franchised stores. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

WE WILL NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

     Future events, including the problems, delays, expenses and difficulties frequently encountered by companies, may lead to cost increases that could make our funds, if any, insufficient to support our operations. We may seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.


THE EVENTS OF SEPTEMBER 11TH HAVE RESULTED IN INCREASED UNCERTAINTY REGARDING THE ECONOMIC OUTLOOK.

     The terrorist attacks on September 11, 2001 have resulted in increased uncertainty regarding the economic outlook. It is not possible at this time to project the economic impact of these events, although past experience suggests there may be a loss in consumer and business confidence and a reduction in the rate of economic growth or an economic recession. With the U.S. economy already on the edge of recession before the attacks, any further deterioration in either the U.S. or international economies would adversely affect our financial condition and results of operations.


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

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

         Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value $1.00 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

SHARES  ELIGIBLE  FOR  FUTURE  SALE  MAY  ADVERSELY  AFFECT  THE  MARKET.

     As of April 12, 2002, the Company had 60,181,497 shares of its Common Stock issued and outstanding 30,164,337 of which the Company believes to be free trading shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

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

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

     The audited financial statements of the Company for the fiscal year ended December 31, 2001, reflect an accumulated net loss of $1,324,954. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

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


RECENT  EVENTS

Stock  Purchase  Agreement  and  Related  Transactions
------------------------------------------------------

     Effective March 15, 2002 (the "Closing Date"), the Company entered into a Stock Purchase Agreement dated March 14, 2002 with PUPS Investment, LLC, a Florida limited liability company ("Investor" or the "LLC"), pursuant to which the Company agreed to issue and sell to Investor, and Investor agreed to purchase from the Company, from time to time in accordance with a schedule of purchases and sales over a period of three months, an aggregate of Twenty One Million Five Hundred Thousand shares of the Company's common stock, par value $.001 per share (the "Common Stock") for an aggregate purchase price of Five Hundred Thousand Dollars.

     Pursuant to the transaction documents an initial purchase of Seven Million Five Hundred Thousand shares was completed on the Closing Date for an aggregate purchase price of One Hundred Fifty Thousand Dollars. Prior to the Closing Date, the Investor loaned One Hundred Twenty Five Thousand Dollars to the Company at various times between January 29, 2002 and March 13, 2002. On the Closing Date, such loans were terminated and all sums were treated as a prepayment toward the total Initial Purchase Price due on the Closing Date.

     The Purchase Agreement also provides Investor with an option to purchase from the Company, at any time on or before December 31, 2002, up to an additional Sixteen Million Six Hundred Sixty Six Thousand Six Hundred Sixty Six shares of the Company's Common Stock for an aggregate purchase price of Five Hundred Thousand Dollars. The Purchase Agreement further provides that the Company shall allow a representative of the LLC to serve on the Board of Directors of the Company. The Company has agreed to pay a one time five percent (5%) finder's fee to Professional Management and Consulting Services Group, Inc

Conversion  Agreement
---------------------

     Simultaneously with the execution of the Purchase Agreement, the Investor acquired all right, title and interest in a Promissory Note dated May 3, 2000 executed and delivered by the Company in favor of PNC Bank, National Association ("PNC") in the original principal amount of Three Hundred Thousand Dollars, (the "Note"), together with certain other documents and instruments evidencing, securing and/or relating to the Note (collectively with the Note, the "Loan Documents"). The Note matured on June 1, 2001 and the Company was in default thereon. The principal outstanding on the Note was Two Hundred Fifty Three Thousand Thirty Seven dollars, plus accrued interest from October 4, 2001. PNC filed a Complaint in the Court of Common Pleas, Hamilton County, Ohio seeking a judgment against the Company on the defaulted Note. In consideration of Investor's acquisition of the Note and Loan Documents, the Company agreed to make the Note convertible into Twelve Million Six Hundred Fifty One Thousand Eight Hundred Fifty Three shares of Common Stock (the "Conversion Agreement"). Investor exercised the Conversion Agreement in full, effective March 15, 2002. This transaction also included the issuance of an additional One Hundred Thousand shares of the Company's Common Stock to PNC to settle the default on the Note.

Transactions  with  Cornell  Capital  Partners,  L.P.
-----------------------------------------------------

     On February 28, 2002, the Company entered into a Termination Agreement with Cornell Capital Partners, L.P., a Delaware limited partnership ("Cornell"), terminating the existing Equity Line of Credit Agreement, the Registration Rights Agreement and the Escrow Agreement, each dated March 29, 2001, between the Company and Cornell. In addition to the Termination Agreement, the Company entered into a related Non-Negotiable Promissory Note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates a prior note between the Company and Cornell dated July 14, 2001, of which the principal amount was One Hundred Thousand Dollars, and the interest rate was twelve percent (12%) (the "Original Note"). At the time the parties entered into the Renewal Note, there was Five Thousand Dollars of accrued interest on the Original Note.

     Pursuant to the terms of the Renewal Note, the Company agreed to pay Cornell One Hundred Five Thousand Dollars with interest thereon at the rate of eight percent per annum. The principal and interest on the Renewal Note is payable in twelve equal monthly installments of Nine Thousand One Hundred Thirty Three Dollars, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, the Company issued to Cornell Fifty Thousand restricted shares of the Company's Common Stock.

     The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by the Company's Chairman of the Board and President, John Fitzgerald (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002 (the "Pledge Agreement") by and between Cornell and Mr. Fitzgerald. Under the Pledge Agreement, Mr. Fitzgerald pledged to Cornell and granted to Cornell a first-priority security interest in Five Million (5,000,000) shares of the Company's Common Stock held of record by Mr. Fitzgerald. Pursuant to the Pledge Agreement, Mr. Fitzgerald unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty.

Consulting  Agreement
---------------------

     On March 14, 2002, the Company entered into a two-year Consulting Agreement (the "Consulting Agreement"), with Professional Management and Consulting Services Group, Inc., a Florida corporation ("PMCS" or "Consultant"). The services to be provided to the Company by Consultant include the review, analysis and formulation of formal and/or informal financial, strategic and business plans; assisting and advising on all issues relating to the Company's growth strategies; providing assistance and advice in connection with the development and execution of acceptable merger and acquisition strategies; assisting in the selection and the negotiation of acceptable sites for the construction of new stores; assisting and advising in all phases of the Company's efforts to secure lines of credit, establishing and enhancing banking relationships in connection with the acquisition or construction of new stores, and as otherwise needed. In addition, Consultant shall serve as the construction manager overseeing all phases of construction at the sites of all new stores, if any, and where appropriate, provide the total construction contract, as the contractor of record.

     In consideration of the services to be provided by PMCS under the Consulting Agreement, the Company agreed to issue Three Million shares of its Common Stock to Consultant's principals, together with warrants for the purchase of up to an additional Three Million shares of Common Stock at exercise prices ranging from $.05 per share to $.15 per share. The warrants expire on March 13, 2004. The Company also agreed to pay PMCS a management fee equal to five percent of total construction costs of each new store built during the term of the Consulting Agreement. Where Consultant also provides contractor services in addition to management services, the Company will pay Consultant an additional contractor's fee equal to twelve percent (12%) of such total construction costs, provided however, that such management and contractor fees shall be reduced from time to time if necessary so as to maintain the provision of such services by PMCS on terms which are not less favorable than those which could be obtained from a third party in an arm-length transaction.

Debentures
-----------
     On February 14, 2002, the Company entered into an agreement with one of the holders of the Company's debentures pursuant to which the holder agreed to sell to the Company, and the Company agreed to purchase from the holder, the holder's outstanding debenture in the amount of $50,000 in exchange for an aggregate purchase price of $75,000 to be paid in equal payments on March 15, 2002 and April 15, 2002. The Company placed $10,000 into an escrow account in connection with the transaction. As of the date of this Report, the Company has not yet paid the purchase price to the holder and has requested additional time in which to make such payments.


ITEM  2.  DESCRIPTION  OF  PROPERTY

         We lease our principal executive office, located at 5181 Natorp Boulevard, Mason, Ohio 45040, at an annual rent of $30,801. The lease for our executive office expires in June 2005. Our Ohio based company-owned store is located at 11370 Reading Road, Cincinnati, Ohio 45241, is leased at an annual base rent of $26,400 and expires on March 31, 2002. Our Indiana based company-owned store is located at 107 E. McGalliard Road, Muncie, Indiana 47303, is leased at an annual base rent of $30,000 and expires in May 31, 2004. Our Kentucky based company-owned store is located at 8056 Production Drive, Florence, Kentucky 41042. The lease for such premises commenced on December 1, 2001 and expires on October 31, 2004. We pay a monthly rent of $1,352.08.Our Akron, Ohio company owned store is located at 449 West Avenue, Tallmadg, OH 44278 , is leased at a monthly rate of $4,188.86 and expires in September 2006. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM  3.  LEGAL  PROCEEDINGS

     On February 8, 2001 a lawsuit was filed against the Company by Media Force, Inc. and Intec Solutions, Inc. in the Circuit Court of Boone County, Kentucky (Case No. 01-CI-00158). A specific amount of relief was not requested, but the plaintiffs are seeking approximately $60,000 for goods and services they claim rendered but for which they claim they were not paid. The Company has counterclaimed alleging breach of contract, fraud, breach of warranty, unjust enrichment and promissory estoppel plaintiffs deny the counterclaim.

     Other than as stated above, there is no current outstanding litigation in which we are involved in other than routine litigation incidental to ongoing business.


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

                                                High           Low
For  the  2000  fiscal  year
-------------------------

First  Quarter                                 $4.00          $3.50
Second  Quarter                                $3.875         $0.9062
Third  Quarter                                 $1.9375        $0.3125
Fourth  Quarter                                $0.843         $0.218

For  the  2001  fiscal  year
-------------------------
First  Quarter                                 $1.00          $0.28
Second  Quarter                                $0.31          $0.07
Third  Quarter                                 $0.09          $0.03
Fourth  Quarter                                $0.03          $0.01


SECURITY  HOLDERS

         At April 12, 2002 there were 60,181,497 shares our common stock outstanding which were held by approximately 110 stockholders of record.


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

Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the fiscal year ended December 31, 2001, the Company did not issue shares of its common stock that were not already registered under the Securities Act of 1933, as amended.

                                    PART  III

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have seven operating franchised stores that are located in Iowa, Oregon, Indiana, Ohio, Kentucky, Idaho and California; an agreement for a new location in Illinois; and four Company-owned stores two of which are in Ohio, Kentucky (acquired in May 2000) and Indiana (acquired in August 2000). These acquisitions were recorded under the purchase method of accounting and accordingly, revenues and expenses of these stores have been included in operations from the respective dates of acquisition.

RESULTS  OF  OPERATIONS:

Revenues for both 2001 and 200 consist primarily of net sales generated by the retail stores. Revenues are also derived from the Company's initial franchise fees and continuing royalty fees. Revenues increased by $510,063 (33%), from $1,549,691 in 2000 to $2,059,754 in 2001. This increase in revenues is partially attributable to the acquisitions of the retail stores as discussed earlier.

The increase in costs of sales of $494,901, from $914,978 to $1,409,879 is also primarily due to the costs of the Company-owned stores as discussed above.

Selling, general and administrative expenses increased by $49,622 when comparing 2001 to 2000. The selling, general and administrative costs attributable to the newly acquired Ohio store was $109,343, otherwise the amount would have decreased by $59,721. This decrease was the result of the elimination of corporate staff and continued efforts at cost containment at both the retail stores and the corporate office

As a result of the above, the Company reflected a net loss of $1,324,954 or $.08 per share in 2001, as compared to a net loss of $1,146,347 ($.15 per share) for 200.

LIQUIDITY  AND  CAPITAL  RESOURCES:

As of December 31, 2001 and 2000, current liabilities exceeded current assets by approximately $949,000 and $414,000, respectively. During 2001, we secured new equity in the amount of $614,994 and expect to continue to raise additional equity as needed to cover operating expenses and support continued growth in the future.

The Company used $592,000 in cash to support operating needs in 2001 as compared to $520,000 in 2000. The Company used $106,000 in 2001 primarily to acquire the assets of the retail store mentioned earlier. These uses of cash were offset by the proceeds of the new equity raised.

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

On March 29, 2001, we entered into (i) a Placement Agent Agreement (the Agreement) with an investment banking group, May Davis Group, Inc., to assist in the sales of our debentures and (ii) an Equity Line of Credit Agreement (the Equity Line) with Cornell Capital Partners, LP (Cornell) whereby the we will sell to Cornell, from time to time, up to $5 million of the our common stock subject to certain market limitations. We also agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested by Cornell.

On February 28, 2002, we entered into a Termination Agreement with Cornell, terminating the Equity Line. In addition, we entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates a prior note between Cornell and us dated July 14, 2001, of which the principal amount was $100,000 with an annual interest rate of 12% (the "Original Note"). At the time we entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, we will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, we issued to Cornell 50,000 shares of our common stock. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by our Chairman of the Board/ President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if we default on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty.

Effective March 15, 2002 (the "Closing Date"), we entered into a Stock Purchase Agreement dated March 14, 2002 (the "Purchase Agreement") with PUPS Investment, LLC, a Florida limited liability company ("LLC"), pursuant to which we agreed to issue and sell to LLC, and LLC agreed to purchase from us, from time to time in accordance with a schedule of purchases and sales over the next three (3) months, an aggregate of 21,500,000 shares of the our common stock, for an aggregate purchase price of $500,000. The initial purchase of 7,500,000 shares (the "Initial Purchase") was completed on the Closing Date for an aggregate purchase price of $150,000 (the "Initial Purchase Price"). LLC had also loaned us $125,000 at various times between January 29, 2002 and March 13, 2002. On the Closing Date, such loans were terminated and all sums were treated as a prepayment toward the total Initial Purchase Price due on the Closing Date.

The Purchase Agreement also provides LLC with an option to purchase from the Company, at any time on or before December 31, 2002, up to an additional 16,666,666 shares of our Common Stock for an aggregate purchase price of $500,000. The Purchase Agreement further provides that we shall take prompt action to appoint a representative of LLC to our Board of Directors. We also agreed to pay a 5% finder's fee to Professional Management and Consulting Services Group, Inc. in connection with the Purchase Agreement.

Simultaneously with the execution of the Purchase Agreement, LLC acquired all right, title and interest in a promissory note dated May 3, 2000 executed and delivered by the Company in favor of PNC Bank, National Association ("PNC") in the original principal amount of $300,000, (the "Note"). In consideration of LLC's acquisition of the Note, we agreed to make the Note convertible into 12,651,853 shares of common stock (the "Conversion Agreement"). LLC exercised the Conversion Agreement in full, effective March 15, 2002. This transaction also included the issuance of an additional 100,000 shares of our Common Stock to PNC to settle the default on the Note. See also Note 6a of Note to the Financial Statements.

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

ITEM  7.  FINANCIAL  STATEMENTS.

         The financial statements for the year ended December 31, 2001 are attached to this filing after the signature page.

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

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CORPORATE  PERSONS;
          COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

         The following table sets forth certain information regarding the members of our board of directors and its executive officers:

      Name             Age            Position
      ----             ---            --------

John  Fitzgerald        56             President  and  Director

Robert  White           55             Chief  Financial  Officer  and  Director

Sean  Fitzgerald        31             Treasurer  and  Executive  Vice President


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


                           SUMMARY  COMPENSATION  TABLE
                             Long-Term  Compensation
                           --------------------------


         Annual  Compensation                 Awards               Payouts
         -------------------                 ------               -------
Name  and                             Restricted
Principal                            Stock
Position(s)       Year    Salary($)  Bonus($)  Other($)        Awards(#  shares)
                                              Compensation

John  Fitzgerald,  2001    $  75,000
President          2000    $  75,000
                   1999    $  50,000


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

                           Number  of  Shares  of             Percent of
                              Common  Stock                   Common Stock
                              Beneficially                    Beneficially
Name  of                     Owned  or  Right                 Owned or Right
Beneficial  Owner            to  Direct  Vote (1)            to Direct Vote (2)
----------------            ------------------             ------------------
John  Fitzgerald                5,580,000(3)                        9.2%

Robert  White                     500,000(4)                         (*)

Sean  Fitzgerald                  615,000                          1.02%

PUPS Investment LLC            50,818,519(5)                      57.1%

Executive  Officers  and    6,695,000(3)(4)
Directors  as  a  group
(5  persons)
------------
(*) Represents less than one percent (1%) of the outstanding shares of our common stock.

(1) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after April 12, 2002. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the persons listed.

(2) Such figures are based on 60,181,497 shares of our common stock issued and outstanding as of the date of this Report. Such figure does not include (a) 2,700,000 shares of the Company's common stock which the Company intends to issue in connection with the receipt of $72,000 by the Company in October 2001;
(b) doers not include an aggregate of 800,000 warrants exercisable at $.30 and at $.50 per share which the Company intends to issue in connection with said transaction and (c) does not include an aggregate of 28,666,666 shares of the Company's common stock which PUPS Investment LLC, has the right to acquire pursuant to the Securities Purchase Agreement with the Company.


(3) Includes 144,000 shares of our common stock owned by Fitzgerald Urethanes, Inc., an inactive company of which John Fitzgerald is president. Of the shares owned by Mr. Fitzgerald, 5,000,000 shares of common stock have been pledged as collateral pursuant to the Company's Non-Negotiable Promissory Note with dated February 28, 2002 with Cornell Capital Partners, LP.

(4) Includes 100,000 shares owned by Andrews & White of which Robert White is the President and its controlling shareholder.

(5) Includes an aggregate of 28,666,666 shares of the Company's common stock which the named shareholder, a Florida limited liability company, has the right to acquire pursuant to the Securities Purchase Agreement between the Company and the named shareholder.

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

     As of December 31, 2000 and 2000, we were indebted to John Fitzgerald, our President, in the amounts of $16,562 and $56,393, respectively. This loan is payable on demand. Mr. Fitzgerald has also waived payment of any interest, however, interest is being imputed at 8.5% per annum, which amounted to $3,158 and $2,952 for 2001 and 2000, respectively, and is being recorded as additional paid-in capital.


         In May 2000 we acquired our Kentucky based company-owned store from a franchisee, Brian Glover, for the purchase price of $286,942 which was off set by $73,042 in royalties owed to us and we issued 30,000 shares of our common stock. Mr. Glover now serves as our vice president of operations.

         In October 2000 we issued 100,000 shares of our common stock to the accounting firm of Andrews & White of which Robert White, who is now our chief financial officer and a director, is the President of and a controlling shareholder. In the fiscal year ended December 31, 2000 the Company paid an aggregate of $24,000 in accounting fees to Andrews & White. In February, 2001 the Company loaned Mr. White $2,000 which loan has since been offset against funds owed to Mr. White for services rendered to the Company.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

A.  Exhibits

Exhibit  No.               Description
-----------               -----------

3.1 Certificate of Incorporation of the Company filed as Exhibit 3A to the registration statement on Form 10-SB filed with the Commission on May 11, 1999 and incorporated herein by reference

3.2 Amendments to Certificate of Incorporation of the Company filed as Exhibit 3.B to the registration statement on Form 10-SB filed with the Commission on May 11, 1999 and incorporated herein by reference

3.3 By-Laws of the of the Company filed as Exhibit 3.C to the registration statement on Form 10-SB/A filed with the Commission on July 7, 1999 and incorporated herein by reference

3.4 Form of certificate of Amendment of the Company's Certificate of Incorporation filed with the State of Delaware

10.1 Stock Purchase Agreement by and between Pick-Ups Plus, Inc. and PUPS Investment, LLC, dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.2 Conversion Agreement by and between Pick-Ups Plus, Inc. and PUPS Investment, LLC, dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.3 Finder's Agreement by and between Professional Management and Consulting Services Group, Inc. and Pick-Ups Plus, Inc., dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.4 Termination Agreement by and between Cornell Capital Partners, L.P. and Pick-Ups Plus, Inc., dated February 28, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.5 Non-Negotiable Promissory Note by and between Cornell Capital Partners, L.P., as Payee, and Pick-Ups Plus, Inc. as Maker, dated February 28, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.6 Guaranty by and between Cornell Capital Partners, L.P. and John Fitzgerald as Guarantor, dated February 28, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.7 Pledge Agreement by and between Cornell Capital Partners, L.P. and John Fitzgerald, dated February 28, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.8 Consulting Agreement By and Between Pick-Ups Plus, Inc. and Professional Management and Consulting Services Group, Inc., dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.9 Warrant  Agreement  dated  March  14,  2002,  for the purchase of 1,000,000
     Shares of Common Stock at $.05 per share and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.10 Warrant Agreement dated March 14, 2002, for the purchase of 1,000,000 Shares of Common Stock at $.10 per share and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

10.11 Warrant Agreement dated March 14, 2002, for the purchase of 1,000,000 Shares of Common Stock at $.15 per share and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.



         (b)  REPORTS  ON  FORM  8-K

     The Company did not file a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001. The Company filed a Current Report on Form 8-K on March 22, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PICK  UPS  PLUS,  INC.


                                       By:  /s/  JOHN  FITZGERALD
                                           --------------------------
                                           John  Fitzgerald,  President
                                           Principal Executive Officer

                                       By:  /s/  ROBERT  WHITE
                                           --------------------------
                                           Robert  White,
                                           Chief  Financial  Officer
                                           Principal Accounting Officer

Dated:  April  15,  2002



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Name                                   Title                      Date
-----------------------         ----------------          ---------------------

/s/  JOHN  FITZGERALD
-------------------
John Fitzgerald                        Director                   April 15, 2002


/s/ROBERT  WHITE
-------------------
Robert White                           Director                   April 15, 2002

                          INDEX TO FINANCIAL STATEMENTS


                                                                             PAGE(S)
                                                                             -------

Independent  Auditors'  Report                                              F  -  2

Balance  Sheets  as  of  December  31,  2001  and  2000                     F  -  3

Statements  of Operations for the Years Ended December 31, 2001 and 2000    F -   4

Statement  of  Shareholders'  Deficit for the Years Ended from
   December 31, 2001 and  2000                                              F  -  5

Statements  of Cash Flows for the Years Ended December 31, 2001 and 2000    F  -  6

Notes  to  Financial  Statements                                            F  -  7



                          INDEPENDENT AUDITORS' REPORT




To  the  Board  of  Directors  and  Shareholders
Pick-Ups  Plus,  Inc.
Mason,  Ohio


We have audited the accompanying balance sheets of Pick-Ups Plus, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pick-Ups Plus, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $1,324,954 and $1,146,347 for the years ended December 31, 2001 and 2000, respectively, and, as of December 31, 2001, had a working capital deficiency of $948,656 and a shareholders' deficit of $989,367. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in Note 2.




                                          LAZAR  LEVINE  &  FELIX  LLP

New  York,  New  York
April  3,  2002

                               PICK-UPS PLUS, INC.
                               -------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

                              - ASSETS  (NOTE 6A) -


                             See accompanying notes.

                                      F - 3




                                                                              2001          2000
                                                                          ------------  ------------
CURRENT ASSETS:
Cash                                                                      $    34,808   $   291,743
Accounts receivable - net of allowance for doubtful accounts of
 $887 and $4,424 for 2001 and 2000, respectively                                1,640         5,375
Inventories                                                                   118,854       100,933
Prepaid expenses and other current assets                                     118,909           850
                                                                          ------------  ------------
TOTAL CURRENT ASSETS                                                          274,211       398,901
                                                                          ------------  ------------
FIXED ASSETS (NOTES 5, 6C AND 6D)                                             116,307       114,870
                                                                          ------------  ------------
OTHER ASSETS:
Costs in excess of net assets acquired - net of amortization (Note 4)               -       157,301
Franchise development costs - net of amortization                                   -         4,200
Security deposits and other assets                                             51,305        51,905
                                                                          ------------  ------------
                                                                               51,305       213,406
                                                                          ------------  ------------
                                                                          $   441,823   $   727,177
                                                                          ============  ============
- LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
Notes payable - bank (Note 6a and 6b)                                     $   252,954   $   393,100
Accounts payable (Note 11b)                                                   534,096       268,909
Accrued expenses                                                               53,990        13,925
Sales tax payable                                                             147,720        69,475
Loans payable - current (Note 6c)                                             204,330        55,243
Capitalized lease payable - current (Note 6d)                                  13,215        12,366
Loans payable - officer (Note 7)                                               16,562        56,393
                                                                          ------------  ------------
TOTAL CURRENT LIABILITIES                                                   1,222,867       869,411
                                                                          ------------  ------------
NON-CURRENT LIABILITIES:
Loans payable (Note 6c)                                                        76,080       103,279
Capitalized leases (Note 6d)                                                   20,443        33,894
Convertible debentures (Note 8)                                               111,800             -
                                                                          ------------  ------------
                                                                              208,323       137,173
                                                                          ------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 11 AND 12)
SHAREHOLDERS' DEFICIT (NOTES 8 AND 9):
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued             -             -
Common stock, $.001 par value; 100,000,000 shares authorized,
 30,012,675 and 12,778,932 shares issued for 2001 and 2000,
 respectively                                                                  30,013        12,779
Additional paid-in capital                                                  1,813,164     1,215,404
Accumulated deficit                                                        (2,832,544)   (1,507,590)
                                                                          ------------  ------------
                                                                             (989,367)     (279,407)
                                                                          ------------  ------------
                                                                          $   441,823   $   727,177
                                                                          ============  ============


                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------





                                                      2001          2000
                                                  ------------  ------------
REVENUES:
Retail sales                                      $ 1,954,881   $ 1,452,369
Initial franchise fees                                 50,000        35,000
Royalties                                              54,873        62,322
                                                  ------------  ------------
                                                    2,059,754     1,549,691
                                                  ------------  ------------

COSTS AND EXPENSES (INCOME):
Cost of sales (Note 11b)                            1,409,879       914,978
Selling, general and administrative expenses        1,727,092     1,677,470
Goodwill impairment charges (Note 4)                  183,635       119,504
Other (income)                                         (1,315)      (71,108)
Interest expense                                       65,417        55,194
                                                  ------------  ------------
                                                    3,384,708     2,696,038
                                                  ------------  ------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES    (1,324,954)   (1,146,347)

Provision (credit) for income taxes (Note 10)               -             -
                                                  ------------  ------------

NET LOSS                                          $(1,324,954)  $(1,146,347)
                                                  ============  ============


BASIC/DILUTED LOSS PER COMMON SHARE               $      (.08)  $      (.15)
                                                  ============  ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         16,289,619     7,533,673
                                                  ============  ============


                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                       ----------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------



                                                                      ADDITIONAL      TOTAL
                                                     COMMON STOCK      PAID-IN     ACCUMULATED   SHAREHOLDERS'
                                                     ------------
                                                 SHARES      AMOUNT    CAPITAL      DEFICIT       DEFICIT
                                               -----------  -------- ------------  ------------ -------------

Balance at January 1, 2000                      6,758,100   $ 6,758   $  197,728  $  (361,243)  $  (156,757)

Exercise of warrants                              252,500       252      201,747            -       201,999

Shares returned to treasury and
 reissued                                        (102,500)     (102)         102            -             -

Compensatory shares                             1,634,832     1,635      231,186            -       232,821

Imputed interest on shareholder
 loan                                                   -         -        2,952            -         2,952

Sale of common shares                           4,196,000     4,196      575,429            -       579,625

Shares issued in connection with
 asset acquisition                                 40,000        40        6,260            -         6,300

Net loss for the year ended
 December 31, 2000                                      -         -            -   (1,146,347)   (1,146,347)
                                               -----------  --------  ----------  ------------  ------------

BALANCE AT DECEMBER 31, 2000                   12,778,932    12,779    1,215,404   (1,507,590)     (279,407)

COMPENSATORY SHARES                             4,188,003     4,188      268,312            -       272,500

SHARES ISSUED IN SATISFACTION OF
 ACCOUNTS PAYABLE                                  22,250        22       22,228            -        22,250

SALE OF COMMON SHARES                           4,269,858     4,270      157,230            -       161,500

CONVERSION OF DEBENTURES                        8,453,632     8,454      129,132            -       137,586

IMPUTED INTEREST ON SHAREHOLDER
 LOAN                                                   -         -        3,158            -         3,158

SHARES ISSUED IN CONNECTION WITH
 ASSET ACQUISITION                                300,000       300       17,700            -        18,000

NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2001           -         -            -   (1,324,954)   (1,324,954)
                                               -----------  --------  ----------  ------------  ------------

BALANCE AT DECEMBER 31, 2001                   30,012,675   $30,013   $1,813,164  $(2,832,544)  $  (989,367)
                                               ===========  ========  ==========  ============  ============


                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------



                                                                                                   2001          2000
                                                                                               ------------ ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                       $(1,324,954)  $(1,146,347)
Adjustments to reconcile net loss to net cash (utilized) by operating activities:
Depreciation and amortization                                                                       82,629        48,645
Bad debt provision                                                                                    (712)        1,080
Compensatory shares                                                                                140,500       232,821
Imputed interest on shareholder loan                                                                 3,158         2,952
Impaired goodwill                                                                                  183,635       119,504
Changes in assets and liabilities:
Decrease in accounts receivable                                                                      4,447           597
(Increase) in inventory                                                                            (17,921)      (61,477)
Decrease in prepaid expenses and other                                                              31,941         1,950
Increase in accounts payable                                                                       287,437       218,619
Increase in accrued expenses                                                                        40,065           550
Increase in sales tax payable                                                                       78,245        60,825
                                                                                               ------------  ------------
NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                       (491,530)     (520,281)
                                                                                               ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                               (49,600)      (60,425)
Security deposits and other assets                                                                     500       (50,000)
Cost in excess of net assets acquired                                                              (56,500)     (294,784)
                                                                                               ------------  ------------
NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                                       (105,600)     (405,209)
                                                                                               ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from credit lines                                                       (140,146)      300,000
Proceeds from long-term debt                                                                       102,000       151,672
Principal payments of long-term debt                                                               (63,112)      (44,183)
Payments of capitalized leases                                                                     (12,602)      (14,680)
Loans (repaid to) received from officer                                                            (39,831)       31,612
Acquisition debt                                                                                    83,000             -
Proceeds from debentures                                                                           300,000             -
Net proceeds from issuance of common stock                                                         110,886       781,624
                                                                                               ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                          340,195     1,206,045
                                                                                               ------------  ------------

NET (DECREASE) INCREASE IN CASH EQUIVALENTS                                                       (256,935)      280,555

Cash and cash equivalents, beginning of year                                                       291,743        11,188
                                                                                               ------------  ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                         $    34,808   $   291,743
                                                                                               ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i)  Cash paid during the year:
Interest                                                                                       $    52,303   $    54,644
Taxes                                                                                                    -             -

(ii)  During 2000, the Company entered into capitalized leases for equipment in the amount of
      $51,346.

(iii) During 2001, the Company issued 300,000 shares of common stock valued at $18,000 in connection with the acquisition of certain assets.  In 2000, the Company also issued 40,000 shares of common stock valued at $6,300 as partial payment for certain assets acquired.



                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


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


NOTE   2   -     GOING  CONCERN  UNCERTAINTY/SUBSEQUENT  EVENTS:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the Company sustained a substantial operating loss in 2001 of $1,324,954 and also reported operating losses in 2000 and 1999 of $1,146,347 and $275,777, respectively. In addition, the Company has used significant amounts of working capital in its operations and, as of December 31, 2001, current liabilities exceed current assets by $948,656 and total liabilities exceed total assets by $989,367.

In view of these matters, realization of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

On March 29, 2001, the Company entered into (i) a Placement Agent Agreement (the Agreement) with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and (ii) an Equity Line of Credit Agreement (the Equity Line) with Cornell Capital Partners, LP (Cornell) whereby the Company will sell to Cornell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company also agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested in the Company by Cornell. On February 28, 2002, subsequent to the balance sheet date, the Company entered into a Termination Agreement with Cornell, terminating the Equity Line. In addition, the Company entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates a prior note between the Company and Cornell dated July 14, 2001, of which the principal amount was $100,000 with an annual interest rate of 12% (the "Original Note"). At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, the Company issued to Cornell 50,000 shares of the Company's common stock. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by the Company's Chairman of the Board/ President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------



NOTE   2   -     GOING  CONCERN  UNCERTAINTY/SUBSEQUENT  EVENTS  (CONTINUED):

Effective March 15, 2002 (the "Closing Date"), the Company entered into a Stock Purchase Agreement dated March 14, 2002 (the "Purchase Agreement") with PUPS Investment, LLC, a Florida limited liability company ("LLC"), pursuant to which the Company agreed to issue and sell to LLC, and LLC agreed to purchase from the Company, from time to time in accordance with a schedule of purchases and sales over the next three (3) months, an aggregate of 21,500,000 shares of the Company's common stock, for an aggregate purchase price of $500,000. The initial purchase of 7,500,000 shares (the "Initial Purchase") was completed on the Closing Date for an aggregate purchase price of $150,000 (the "Initial Purchase Price"). LLC had also loaned $125,000 to the Company at various times between January 29, 2002 and March 13, 2002. On the Closing Date, such loans were terminated and all sums were treated as a prepayment toward the total Initial Purchase Price due on the Closing Date.

The Purchase Agreement also provides LLC with an option to purchase from the Company, at any time on or before December 31, 2002, up to an additional 16,666,666 shares of the Company's Common Stock for an aggregate purchase price of $500,000. The Purchase Agreement further provides that the Company shall take prompt action to appoint a representative of LLC to the Board of Directors of the Company. The Company has agreed to pay a 5% finder's fee to Professional Management and Consulting Services Group, Inc. in connection with the Purchase Agreement.

Simultaneously with the execution of the Purchase Agreement, LLC acquired all right, title and interest in a promissory note dated May 3, 2000 executed and delivered by the Company in favor of PNC Bank, National Association ("PNC") in the original principal amount of $300,000, (the "Note"). In consideration of LLC's acquisition of the Note, the Company agreed to make the Note convertible into 12,651,853 shares of common stock (the "Conversion Agreement"). LLC exercised the Conversion Agreement in full, effective March 15, 2002. This transaction also included the issuance of an additional 100,000 shares of the Company's Common Stock to PNC to settle the default on the Note. See also Note 6a.

Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE   3   -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies which are considered particularly significant.

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

(C)     FAIR  VALUE:

The carrying amounts of cash, trade receivables, accounts payable and debt obligations approximate fair value, as of December 31, 2001 and 2000.

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

(F)     INTANGIBLE  ASSETS:

Intangible assets is comprised of costs in excess of net assets acquired and is being amortized, by the straight-line method, over their estimated useful lives. Intangibles are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE   3   -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(F)     INTANGIBLE  ASSETS  (CONTINUED):

In December 2000, the Company determined that the goodwill associated with businesses acquired during that year (see Note 4) was impaired and as a result reflected a write-down of $119,504 and reduced the life of the remaining balance to 7 years. In December 2001, after further analysis, management determined that the remaining goodwill, as well as goodwill recorded in connection with an acquisition in August 2001, was impaired and as a result recorded an impairment charge of $183,635 in 2001. The write-downs and impairment charge were based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with these stores.

Amortization expense for the year ended December 31, 2001 and 2000 aggregated $30,166 and $17,979, respectively.

(G)     FRANCHISE  DEVELOPMENT  COSTS:

Franchise development costs represent specific identifiable costs incurred with outside parties in developing the initial franchise system, master agreements and circulars. These costs, which aggregated $42,000, are being amortized on a straight-line basis over five years, the expected life of a franchise agreement. Amortization expense amounted to $4,200 and $8,400 for 2001 and 2000, respectively. As of December 31, 2001, the franchise development costs were fully amortized.

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

(I)     ADVERTISING  AND  PROMOTION  COSTS:

Advertising and promotion costs are expensed as incurred in accordance with SOP No. 93-7 "Reporting on Advertising Costs". For the years ended December 31, 2001 and 2000, such costs aggregated $109,150 and $224,138, respectively.

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

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE   3   -     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(K)     EARNINGS  (LOSS)  PER  SHARE:

Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the provisions of SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share has not been presented as the effect of the common stock purchase warrants outstanding, on such calculation, would have been antidilutive. Such securities could potentially dilute basic earnings per share in the future.

(L)     RECLASSIFICATION:

Certain reclassifications have been made to the 2000 financial statements to conform to the classification used in 2001.


(M)     NEW  ACCOUNTING  PRONOUNCEMENTS:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written-off when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets to be amortized over their estimated useful lives unless these lives are determined to be indefinite. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.


NOTE   4   -     ACQUISITION:

On August 2, 2001, the Company completed the acquisition of certain assets of an unrelated entity located in Akron, Ohio. The purchase price was paid as follows: (a) $65,000 in cash at closing; (b) issuance of a $44,000 non-interest bearing note payable in equal monthly installments of $4,000 commencing September 2001 and (c) issuance of a $39,000 non-interest bearing note payable no later than 30 days after closing upon the satisfaction of certain conditions. The Company also issued 300,000 shares, valued at $18,000, of its common stock as part of the purchase price. The assets acquired consist of store fixtures, shop equipment and inventory and the Company recorded goodwill in the amount of $56,500. The Company is paying the required monthly installments on the $44,000 note, however, as of the date of this report, the seller has not met the conditions required in order for the $39,000 note to be paid. Management believes that it will be successful in negotiating this note for a lower payment.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE   4   -     ACQUISITION  (CONTINUED):

On August 18, 2000, the Company completed the acquisition of certain net assets of a franchisee located in Muncie, Indiana. The purchase price was paid by the issuance of 10,000 shares of Company common stock valued at $3,000. Assets acquired included store fixtures and inventory and the Company assumed certain accounts payable and a bank loan. Costs in excess of the assets acquired of $80,284, were assigned to goodwill and amortized on a straight-line basis over ten (10) years.

On May 1, 2000, the Company completed the acquisition of the assets of a franchisee located in Florence, Kentucky. The purchase price of $286,942, was offset by royalties owed to the Company by this franchisee, aggregating $73,042 (including $70,578 from prior years). The remaining balance of $213,900 was payable (as amended) in cash of $210,600 and 30,000 shares of Company common stock at an aggregate value of $3,300. The Company paid $60,000 at the time of closing and (see Note 6c) the remaining cash portion of the purchase price was paid, by agreement, prior to June 30, 2001. Costs in excess of the assets acquired of $214,500 are being amortized on a straight-line basis over ten (10) years.

These acquisitions were recorded utilizing the purchase method of accounting. In 2001 and 2000, the Company determined that a portion of the goodwill associated with these businesses was impaired and as a result recognized impairment charges (see Note 3f).


NOTE   5   -     FIXED  ASSETS:

Fixed  assets  is  comprised  of  the  following:

                                                           2001        2000
                                                           ----        ----

Furniture  and  fixtures                             $  74,976     $  53,944
Machinery  and  equipment                               32,974        13,606
Transportation  equipment                               38,039        28,840
Capitalized  leases                                     66,716        66,716
                                                        -------      -------
                                                       212,705       163,106
Less:  accumulated  depreciation  and  amortization     96,398        48,236
                                                        -------      -------
                                                    $  116,307     $ 114,870
                                                    ===========    ==========

Depreciation and amortization expense aggregated $48,162 and $22,266 for 2001 and 2000, respectively.


NOTE   6   -     LOANS  PAYABLE:

(A)     LINE  OF  CREDIT:

In May 2000, the Company entered into an agreement with its bank (PNC Bank) to provide a line of credit in the amount of $300,000. Borrowings under this line bear interest at an annual rate equal to the bank's prime lending rate + 1%, and are collateralized by all of the Company's assets, the unlimited personal guaranty of the Company's President as well as 144,000 shares of the Company's common stock which are held by its President. The principal payment on this credit line was due in June 2001.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE   6   -     LOANS  PAYABLE  (CONTINUED):


(A)     LINE  OF  CREDIT  (CONTINUED):

In October 2001, the bank filed suit in the Court of Common Pleas, Hamilton County, Ohio, against the Company for non-payment of the principal balance owed and for a default of the personal guaranty. On November 19, 2001, the Company received notification from the bank that it will settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15, 2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President. The Company was unable to meet the bank's requirements and in March 2002, this note was acquired in a transaction with PUPS Investment, LLC (see Note 2). The bank retained 100,000 of the 144,000 shares held by the Company's President which partly collateralized borrowings under this credit line.

(B)     NOTE  PAYABLE  -  BANK:

     In March 1999, the Company effected a promissory note in the amount of $100,000, payable to a bank. This note, originally due on July 29, 1999, was extended by the bank at different times. Borrowings under this note were secured by the personal guarantees of the Company's President and another shareholder. The annual interest rate was equal to the bank's prime lending rate, 9.5%, as of December 31, 2000. This note was fully repaid in January 2001 in the amount of $93,100.

(C)     LOANS  PAYABLE:

On July 14, 2001 the Company entered into a promissory note with Cornell Capital Partners, LP (Cornell) in which the Company was to receive an aggregate of $200,000, repayable with interest at an annual rate of 12%. Repayment of this loan was to occur within forty-five business days from the date on which the Company was in receipt of the principal sum of $200,000. In March 2002, subsequent to the balance sheet date, the Company entered into a non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates the note of July 14, 2001 (the "Original Note"). At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by the Company's Chairman of the Board/ President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

NOTE   6   -     LOANS  PAYABLE  (CONTINUED):

(C)     LOANS  PAYABLE  (CONTINUED):

Loans  payable  as  of  December  31,  2001  and 2000 consists of the following:



                                                                          2001      2000
                                                                        --------
Small business loan; monthly payments of $1,335, annual interest rate
 of 10.25%, matures in July 2003                                        $ 86,004  $ 92,156
Note payable re: acquisition - Florence, Kentucky (see Note 4)                 -    43,554
Equipment loans payable                                                   20,633    22,812
Notes payable re: acquisition - Akron, Ohio (see Note 4)                  71,773         -
Note payable - Cornell                                                   100,000         -
Loan payable - Other                                                       2,000         -
                                                                        --------  --------
                                                                         280,410   158,522
Less: current maturities                                                 204,330    55,243
                                                                        --------  --------
                                                                        $ 76,080  $103,279
                                                                        ========  ========



The annual scheduled payments for these loans for the next two years, and in the aggregate, are $204,330, and $76,080, respectively.



(D)     CAPITALIZED  LEASE  OBLIGATIONS:

The Company is the lessee of telephone and computer equipment under leases expiring through 2005. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases, included in depreciation expense for the years ended December 31, 2001 and 2000, aggregated $19,479 and $15,858, respectively.

Minimum future lease payments under capital leases as of December 31, 2001 and for each of the next four years and in the aggregate are:

2002                                   $  16,541
2003                                      10,722
2004                                       7,812
2005                                       5,208
                                       ---------
Total  minimum  lease  payments           40,283
Less:  amount  representing  interest      6,625
                                       ---------
                                       $  33,658
                                       =========

The interest rates on the capitalized leases were based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


NOTE   7   -     LOANS  PAYABLE  OFFICER:

As of December 31, 2001 and 2000, the Company was indebted to an officer of the Company in the amounts of $16,562 and $56,393, respectively. This loan is payable on demand. The officer has also waived payment of any interest, however, interest is being imputed at 8 % per annum, which amounted to $3,158 and $2,952 for 2001 and 2000, respectively, and is being recorded as additional paid-in capital.


NOTE   8   -     CONVERTIBLE  DEBENTURES:

On March 29, 2001 the Company entered into a Placement Agent Agreement (see Note
2) to assist in the sale of an aggregate of $500,000 in principal amount of 5% convertible debentures (the Debentures). The Debentures are due in 2006 with interest being computed on the basis of a 365-day year. The Debentures are convertible at a conversion price equal to either (a) $.50 per share or (b) an amount equal to eighty percent (80%) of the lowest five (5) closing bid prices of our common stock for the twenty (20) trading days immediately preceding the conversion date.

During April and May 2001, the Company issued $300,000 of its debentures. Through December 31, 2001, certain holders had converted an aggregate of $188,200 of their debentures in exchange for 8,453,632 of Company common shares.


NOTE   9   -     CAPITAL  STOCK  AND  EQUIVALENTS:

In September 1998, the Company's directors authorized an increase in the number of shares of common stock from one share to fifty million shares at $0.001 par value per share and five million shares of preferred stock at $1.00 par value per share. They also authorized a forward stock split of 6,100,000 to 1. In March 2002, the directors authorized an additional increase of common stock to 100,000,000 shares.

In December 1998, the Company consummated a private placement of its common stock, issuing 10,000 units at $5.00 per unit. Each unit consisted of 50 shares of common stock and 95 redeemable common stock purchase warrants. The common stock purchase warrants, which were exercisable for one share of common stock at $1.00 per share, until November 2, 2001, expired without being exercised. The Company may redeem the warrants at $.01 per warrant with 30-day prior written notice if the common stock bid price equals or exceeds $2.50 per share for ten consecutive trading days ending on the third day prior to the date on which such notice was given.

During 2000, the Company received $201,999 in net proceeds and issued 252,500 shares of common stock as of result of the exercise of common stock purchase warrants. Subsequently, pursuant to a settlement agreement entered into, the Company received back 102,500 shares of its common stock at no cost. The Company also issued (i) 1,373,332 shares of common stock in payment of various professional fees with an aggregate value of $200,951; (ii) 261,500 shares of common stock as compensation to certain employees with an aggregate value of $31,870 and (iii) 40,000 shares of common stock valued at $6,300 in connection with certain assets acquired (see Note 4). The Company also issued 4,196,000 shares of common stock for net proceeds of $579,625 in a series of private placements of its stock.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


NOTE   9   -     CAPITAL  STOCK  AND  EQUIVALENTS  (CONTINUED):

In March 2001, the Company issued 22,250 shares of common stock in settlement of accounts payable to Media Force Incorporated (see Note 12) in the amount of $22,250 and 25,000 shares of common stock in payment of $25,000 in fees to a consultant.

In connection with the March 2001 Equity Line agreement (see Note 2), the Company issued 500,000 shares of its common stock to Yorkville Advisors LC in lieu of consulting fees in the amount of $150,000.

In connection with the Akron, Ohio acquisition (see Note 4) the Company issued 300,000 shares of common stock valued at $18,000.

In June 2001, the Company issued 1,569,858 shares of common stock to Cornell (see Note 2) at a per share price of $.0637 for net proceeds of $89,500 and in August and September 2001, issued an additional 3,663,003 shares of common stock to Cornell in lieu of consulting fees of $97,500.

As of December 31, 2001, holders of the Company's Debentures converted $188,200 of such debentures and received an aggregate of 8,453,632. During October and November 2001, the Company received $72,000 from investors in exchange for the issuance of 2,700,000 shares of its common stock and warrants to purchase an aggregate of 800,000 shares of Company common stock (400,000 at an exercise price of $.30 per share and 400,000 at an exercise price of $.50 per share).


NOTE  10   -     INCOME  TAXES:

No provision for Federal and state income taxes has been recorded since the Company has incurred losses for 2001 and 2000. Deferred tax assets at December 31, 2001 and 2000 consist primarily of the tax effect of the net operating losses that expire in years beginning in 2019 and which amounts to approximately $990,000 at December 31, 2001. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2001 and 2000 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.


NOTE  11   -     COMMITMENTS  AND  CONTINGENCIES:


(A)          LEASE  OBLIGATIONS:

The Company is obligated presently for future minimum lease payments, pursuant to renewable leases, for office and retail space, in the following amounts:

2002     $  72,202
2003        76,402
2004        58,902
2005        27,117
        ----------
         $ 234,622
        ==========

Rental  expense for 2001 and 2000 aggregated $203,163 and $151,187 respectively.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------


NOTE  11   -     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED):


(B)          MAJOR  SUPPLIERS:

The Company purchases its inventory from two major suppliers. Purchases for the year ended December 31, 2001 and 2000 aggregated $657,050 and $422,535, respectively and accounts payable to these two vendors at December 31, 2001 and 2000 was $107,226 and $35,561, respectively.


NOTE  12   -     LEGAL  PROCEEDINGS:

In October 2001, PNC Bank (see Note 6b) filed suit in the Court of Common Pleas, Hamilton County, Ohio, against the Company for non-payment of the principal balance owed and for a default of the personal guaranty. On November 19, 2001, the Company received notification from the bank that it would settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15, 2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President. This note was settled in March 2002 (see Note 2) and the suit was dismissed.

On February 8, 2001, co-plaintiffs Media Force Incorporated and Intec Solutions, Inc filed a lawsuit in the Circuit Court of Boone County, Kentucky, against the Company. A specific amount was not stated but apparently, the plaintiffs are seeking an amount in excess of $60,000 for goods and services allegedly rendered for which they claim the Company made no payment. The plaintiffs have also pled fraud based upon allegations that the Company knew that it could not pay for the services when ordered (designing and building a website) and that management failed to disclose restrictions on Company common stock which the plaintiffs accepted in partial satisfaction of the amount claimed due. Management is vigorously contesting the allegations and has not indicated a willingness to settle. Instead, the Company claims that it is owed money by the plaintiffs and has filed a counter claim alleging breach of contract, fraud, breach of warranty, unjust enrichment and promissory estoppel. Plaintiffs deny the counterclaim. Counsel to the Company believes that the claim is defensible, even though discovery and depositions conducted to date have been limited. Included in accounts payable as of December 31, 2001, is $62,000 payable to Media Force Incorporated.

There is no other current outstanding litigation in which the Company is involved other than routine litigation incidental to ongoing business.

EXHIBIT 3.4

     Certificate  of  Amendment  of  the  Certificate  of  Incorporation
                                       Of
                              PICK  UPS  PLUS,  INC.
                              ______________________

FIRST:     The  name  of the corporation is Pick Ups Plus, Inc. (the "Company").

SECOND:     The  Company's  original Certificate of Incorporation was filed with the  Department  of  State  of  the  State  of  Delaware  on  February 22, 1993.

THIRD: The text of the Certificate of Amendment of the Certificate of Incorporation of the Company as filed on January 19, 1999 is hereby amended to increase the aggregate number of shares of common stock which the Company shall have the authority to issue.

FOURTH: To accomplish the amendment relating to the increase in the aggregate number of shares of common stock which the Company shall have authority to issue, the text of the first paragraph of Article Fourth of the Certificate of Incorporation is hereby amended to read as follows:

     FOURTH: The aggregate number of shares of common stock which the Corporation shall have authority to issue is 105,000,000 shares, divided into 100,000,000 shares of common stock, $.001 par value per share, (the "Common Stock"), and 5,000,000 shares of preferred stock, $1.00 par value per share.

FIFTH:     This Certificate of Amendment to the Certificate of Incorporation was
authorized by the unanimous consent of all of the members of the Board of Directors of the Company on June 18, 2001.

SIXTH:     Subsequent  to  the  authorization  by  the Board of Directors and in accordance with Section 242 of the General Corporation Law of the State of Delaware, this Certificate of Amendment to the Certificate of Incorporation was approved and authorized by the affirmative vote of the holders of a majority of all of the outstanding shares of the Common Stock of the Company entitled to vote at the Annual Meeting of Shareholders held on August 9, 2001.


     IN WITNESS WHEREOF, said Pick Ups Plus, Inc. has caused this Certificate of Amendment to be signed by the President and Chief Financial Officer of the
Corporation,  this  ___   day  of  ____,  2001.

                              ___________________________
                              John  Fitzgerald,  President

                              ___________________________
                              Robert  White,  Chief  Financial  Officer