Form 10QSB
period 2002-03-31
PICK UPS PLUS INC
filed 2002-05-20
CIK 1074961

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  Quarterly  Period  Ended March 31, 2002

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

     There were 60,931,497 shares of the registrant's common stock outstanding as of May 18, 2002. Such figure does not include 2,700,000 shares of common stock which have been authorized for issuance, but which have not yet been physically delivered to their respective shareholders.

     Transitional  Small  Business  Disclosure  Format          Yes  ___  No _X_

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
                               PICK-UPS PLUS, INC.

                                    - INDEX -

                                                                                     PAGE(S)
                                                                                     -------
PART  I:  FINANCIAL  INFORMATION:

Item  1  -  Financial  Statements
     Condensed Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001        3

     Condensed  Statements of Operations - Three Months Ended March 31, 2002 and
     2001  (unaudited)                                                                  4

     Condensed  Statements  of  Cash  Flows  -  Three  Months  Ended  March  31,
     2002  and  2001  (unaudited)                                                       5

     Notes  to  Interim  Condensed  Financial  Statements                               6  -  8


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
          of  Operations                                                                9  -  11

PART  II.  OTHER  INFORMATION                                                           12 -  13


SIGNATURES                                                                              14

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               PICK-UPS PLUS, INC.
                               -------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                              - ASSETS -
                                                                            MARCH 31,    December 31,
                                                                               2002          2001
                                                                           ------------  ------------
                                                                           (UNAUDITED)
CURRENT ASSETS:
Cash                                                                       $     1,725   $    34,808
Accounts receivable - net of allowance for doubtful accounts of
$887 for 2002 and 2001                                                           2,074         1,640
Loan receivable - officer                                                        6,089             -
Inventories                                                                    172,381       118,854
Prepaid expenses and other current assets                                       72,932       118,909
                                                                           ------------  ------------
TOTAL CURRENT ASSETS                                                           255,201       274,211
                                                                           ------------  ------------
FIXED ASSETS - NET                                                             109,066       116,307
                                                                           ------------  ------------
OTHER ASSETS:
Other assets                                                                    52,244        51,305
                                                                           ------------  ------------
                                                                                52,244        51,305
                                                                           ------------  ------------
                                                                           $   416,511   $   441,823
                                                                           ============  ============
                      - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
Note payable - bank                                                        $         -   $   252,954
Accounts payable                                                               586,709       534,096
Accrued expenses                                                                58,826        53,990
Sales tax payable                                                              178,074       147,720
Loans payable - current                                                        174,644       204,330
Capitalized leases payable - current                                            14,425        13,215
Loan payable - officer                                                               -        16,562
                                                                           ------------  ------------
TOTAL CURRENT LIABILITIES                                                    1,012,678     1,222,867
                                                                           ------------  ------------
NON-CURRENT LIABILITIES:
Loans payable                                                                   82,759        76,080
Capitalized leases                                                              16,135        20,443
Convertible debentures                                                          56,500       111,800
                                                                           ------------  ------------
                                                                               155,394       208,323
                                                                           ------------  ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued              -             -
Common stock, $.001 par value; 100,000,000 shares authorized, 62,881,497
 and 30,012,675 shares issued for 2002 and 2001, respectively                   62,881        30,013
Additional paid-in capital                                                   2,316,323     1,813,164
Accumulated deficit                                                         (3,130,765)   (2,832,544)
                                                                           ------------  ------------
                                                                              (751,561)     (989,367)
                                                                           ------------  ------------
                                                                           $   416,511   $   441,823
                                                                           ============  ============

                               PICK-UPS PLUS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                  For the Three Months
                                                   Ended  March  31,
                                                 ------------------------

                                                    2002         2001
                                                 ----------  ------------
REVENUES:
Retail sales                                     $ 590,698   $   414,764
Initial franchise fees                                   -        25,000
Royalties                                           14,314        12,868
                                                 ----------  ------------
                                                   605,012       452,632
                                                 ----------  ------------

COSTS AND EXPENSES (INCOME):
Cost of sales                                      392,638       264,350
Selling, general and administrative expenses       503,118       409,018
Other income                                             -           (63)
Interest expense                                     7,477        13,370
                                                 ----------  ------------
                                                   903,233       686,675
                                                 ----------  ------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES   (298,221)     (234,043)

Provision (credit) for income taxes                      -             -
                                                 ----------  ------------

NET LOSS                                         $(298,221)  $  (234,043)
                                                 ==========  ============


BASIC /DILUTED LOSS PER COMMON SHARE             $    (.01)   $     (.02)
                                                 ==========  ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       38,456,703    12,866,607
                                                 ==========  ============

                               PICK-UPS PLUS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                   For the Three Months
                                                                                     Ended  March  31,
                                                                                   ----------------------
                                                                                      2002        2001
                                                                                   ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(298,221)  $(234,043)
Adjustments to reconcile net loss to net cash (utilized) by operating activities:
Depreciation and amortization                                                          7,491      18,510
Imputed interest on shareholder loan                                                       -       1,130
Compensatory shares                                                                   77,900      25,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                              (434)      3,630
Decrease (Increase) in inventories                                                   (53,527)    (18,610)
Decrease (Increase) in prepaid expenses                                               30,850      (2,000)
Decrease (Increase) in other assets                                                   (1,189)          -
Increase in accounts payable                                                          52,613      85,818
Increase in accrued expenses                                                          35,190       1,098
                                                                                   ----------  ----------
NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                         (149,327)   (119,467)
                                                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                       -      (2,550)
                                                                                   ----------  ----------
NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                                -      (2,550)
                                                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term debt and bank line                                                 -     (93,100)
Principal payments of long-term debt and debentures                                  (23,007)    (21,649)
Payments of capitalized leases                                                        (3,098)     (2,597)
Repayment of officer's loan                                                          (22,651)     (6,333)
Proceeds from sale of equity units                                                   165,000           -
                                                                                   ----------  ----------
NET CASH PROVIDED (UTILIZED) BY FINANCING ACTIVITIES                                 116,244    (123,679)
                                                                                   ----------  ----------

NET (DECREASE) IN CASH EQUIVALENTS                                                   (33,083)   (245,696)

Cash and cash equivalents, beginning of year                                          34,808     291,743
                                                                                   ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $   1,725   $  46,047
                                                                                   ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i)  Cash paid during the period:
Interest                                                                           $   7,477   $  12,240
Taxes                                                                                      -           -



                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)

NOTE   1   -     DESCRIPTION  OF  COMPANY:

Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently six franchised locations in operation and four Company owned-stores. Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.

The accounting policies followed by the Company are set forth in Note 3 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2001. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and 10-QSB and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2001.

The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -     GOING  CONCERN  UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2001 and has sustained a further operating loss of $298,221 during the first quarter of 2002. In addition, the Company has used substantial amounts of working capital in its operations. As of March 31, 2002, current liabilities exceed current assets by $757,477 and total liabilities exceed total assets by $751,561.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)


NOTE   2   -     GOING  CONCERN  UNCERTAINTY:
(CONT'D)

On March 29, 2001, the Company entered into (i) a Placement Agent Agreement (the Agreement) with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and (ii) an Equity Line of Credit Agreement (the Equity Line) with Cornell Capital Partners, LP (Cornell) whereby the Company would sell to Cornell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company also agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested in the Company by Cornell. On February 28, 2002, the Company entered into a Termination Agreement with Cornell, terminating the Equity Line. In addition, the Company entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates a prior note between the Company and Cornell dated July 14, 2001, of which the principal amount was $100,000 with an annual interest rate of 12% ( the "Original Note").

At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, the Company issued to Cornell 50,000 shares of the Company's common stock. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by the Company's Chairman of the Board/President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty.

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

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)


NOTE   2   -     GOING  CONCERN  UNCERTAINTY:
(CONT'D)

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

NOTE  3  -  COMMITMENTS

Consulting  Agreement:

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

In consideration of the services to be provided by PMCS under the Consulting Agreement, the Company agreed to issue 3,000,000 shares of its common stock to Consultant's principals, together with warrants for the purchase of up to an additional 3,000,000 shares of common stock at exercise prices ranging from $.05 per share to $.15 per share. The shares of common stock underlying such warrants were registered with the Commission on a Form S-8 registration statement and the warrants expire on March 13, 2004. The Company also agreed to pay PMCS a management fee equal to 5% of total construction costs of each new store built during the term of the Consulting Agreement. Where Consultant also provides contractor services in addition to management services, the Company will pay Consultant an additional contractor's fee equal to 12% of such total construction costs, provided however, that such management and contractor fees shall be reduced from time to time if necessary so as to maintain the provision of such services by PMCS on terms which are not less favorable than those which could be obtained from a third party in an arms-length transaction.

Debentures:

On February 14, 2002, the Company entered into an agreement with one of the holders of the Company's debentures pursuant to which the holder agreed to sell to the Company, and the Company agreed to purchase from the holder, the holder's outstanding debenture in the amount of $50,000 in exchange for an aggregate purchase price of $75,000 to be paid in equal payments on March 15, 2002 and April 15, 2002. The Company placed $10,000 into an escrow account in connection with the transaction which funds have been released to the debenture holder. As of the date of this report, the Company has not yet paid the remainder of the purchase price to the holder and has requested additional time in which to make such payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 6 franchised stores, which are located in Ohio, Indiana, Iowa, Kentucky, California, and Louisiana and four Company-owned stores. Two are located in Ohio, one in Kentucky and one in Indiana.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of March 31, 2002 and December 31, 2001; (ii) Condensed Statements of Operations for the three month periods ended March 31, 2002 and 2001 and (iii) Condensed Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001.


RESULTS  OF  OPERATIONS:

Revenues for the three-month period ended March 31, 2002 consisted of net sales generated by the retail stores and continuing royalty fees. Total revenues for the three-month period ended March 31, 2002 increased by 34% when compared to the same period of the previous year.

Costs of sales, as a percentage of retail sales was 66% and 64% for the three-month periods ended March 31, 2002 and 2001, respectively.

Selling, general and administrative expenses increased by $94,100 when comparing the three month period ended March 31, 2002 to the comparable period in 2001, primarily due to the following: (i) additional selling, general and administrative expenses of the store in Akron, Ohio acquired in August, 2001 of $52,181; (ii) professional fees of $68,000 associated with the shareholder agreement executed March 14, 2002 and preparation of an updated business plan used in the process of seeking new capital.

Without the items above, actual selling, general and administrative expenses decreased for the three month period ending March 31, 2002, compared to the same period in 2001. This was a result of continued efforts to cut corporate overhead and streamline store operations.

Interest expense of $7,477 and $13,370 for the three-month periods ended March 31, 2002 and 2001, respectively, is a result of the borrowings under bank loans as well as the result of equipment purchased and financed through loans.

As a result of the above, the Company reflected net losses of $298,221 ($.01 per share) and $234,043 ($.02 per share) for the three-month periods ended March 31, 2002 and 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES:

As of March 31, 2002, current liabilities exceeded current assets by $757,477. As of December 31, 2001, current liabilities exceeded current assets by $948,656.

The Company used $149,000 in cash to support operating needs in the three months ended March 31, 2002 compared to $119,000 used in 2001. These uses of cash were offset by the proceeds of the new equity raised.

The Company currently has insufficient funds available for operations and is required to seek additional financing to supplement cash generated from the operations of the four Company owned retail stores. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Following, is a description of certain transactions that have been entered into to help provide funds for ongoing operations.

On March 29, 2001, we entered into (i) a Placement Agent Agreement (the Agreement) with an investment banking group, May Davis Group, Inc., to assist in the sales of our debentures and (ii) an Equity Line of Credit Agreement (the Equity Line) with Cornell Capital Partners, LP (Cornell) whereby we will sell to Cornell, from time to time, up to $5 million of our common stock subject to certain market limitations. We also agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested by Cornell.

On February 28, 2002, we entered into a Termination agreement with Cornell, terminating the Equity Line. In addition, we entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates a prior note between Cornell and us dated July 14, 2001, of which the principal amount was $100,000 with an annual interest rate of 12% (the "Original Note"). At the time we entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, we will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, we issued to Cornell 50,000 shares of our common stock. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by our Chairman of the Board/President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if we default on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty.

LIQUIDITY  AND  CAPITAL  RESOURCES:      (CONT'D)

Effective March 15, 2002 (the "Closing Date"), we entered into a Stock Purchase Agreement dated March 14, 2002 (the "Purchase Agreement") with PUPS Investment, LLC, a Florida limited liability company ("LLC""), pursuant to which we agreed to issue and sell to LLC, and LLC agreed to purchase from us, from time to time in accordance with a schedule of purchases and sales over the next three (3) months, an aggregate of 21,500,000 shares of our common stock, for an aggregate purchase price of $500,000. The initial purchase of 7,500,000 shares (the "Initial Purchase") was completed on the Closing Date for an aggregate purchase price of $150,000 (the "Initial Purchase Price"). LLC had also loaned us $125,000 at various times between January 29, 2002 and March 13, 2002. On the Closing Date, such loans were terminated and all sums were treated as a prepayment toward the total Initial Purchase Price due on the Closing Date.

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES
----------------------------------------------

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes and contingencies and litigation, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

 - The Company recognizes revenue in accordance with in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues from its retail sales at the point of sale and monthly franchise fees are recorded as earned.

 - The Company maintains allowances for doubtful accounts for estimated bad debts. Management believes that such allowances are adequate at this time.

 - Inventories are recorded at the lower of cost or market. The Company does not maintain large quantities of inventory and does not believe that any of its inventory items is obsolete.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the automotive after-market industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS:

In October 2001, PNC Bank filed suit in the Court of Common Pleas,
Hamilton County, Ohio, against the Company for non-payment of the principal balance owed and for a default of the personal guaranty. On November 19, 2001, the Company received notification from the bank that it would settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15, 2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President. This note was settled in March 2002 and the suit was dismissed.


ITEM  2.  CHANGES  IN  SECURITIES:

     Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

     During the period ended March 31, 2002, we have issued unregistered securities to the persons, as described below. We believe that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder, or Regulation S where indicated. All recipients had adequate access, through their relationships with us, to information about us. Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

     On February 28, 2002 the Company issued an aggregate of 470,000 shares of its restricted common stock to an aggregate of six individuals for services rendered to the Company. Such shares were valued at $.02 per share. Of such shares issued, 300,000 shares of common stock were issued to Sean Fitzgerald, an officer of the Company and John Fitzgerald's son, and 25,000 shares of common stock were issued to Kiernan Fitzgerald, an employee of the Company and John Fitzgerald's daughter.

     On March 1, 2002 the Company issued 100,000 shares of its restricted common stock to its president, John Fitzgerald, for services rendered. Such shares were valued at $.02 per share.

Stock  Purchase  Agreement  and  Related  Transactions
------------------------------------------------------

     Effective March 15, 2002 (the "Closing Date"), the Company entered into a Stock Purchase Agreement dated March 14, 2002 with PUPS Investment, LLC, a Florida limited liability company ("Investor" or the "LLC"), pursuant to which the Company agreed to issue and sell to Investor, and Investor agreed to purchase from the Company, from time to time in accordance with a schedule of purchases and sales over a period of three months, an aggregate of Twenty One Million Five Hundred Thousand shares of the Company's common stock, par value $.001 per share (the "Common Stock") for an aggregate purchase price of Five Hundred Thousand Dollars. As of the date of this Current Report the Investor has paid the Company approximately $300,000 of the Five Hundred Thousand dollars and the Company can give no assurance that the Investor will make payment on the remainder of the funds pursuant to the Stock Purchase Agreement.

     Pursuant to the transaction documents an initial purchase of Seven Million Five Hundred Thousand shares was completed on the Closing Date for an aggregate purchase price of One Hundred Fifty Thousand Dollars. Prior to the Closing Date, the Investor loaned One Hundred Twenty Five Thousand Dollars to the Company at various times between January 29, 2002 and March 13, 2002. On the Closing Date, such loans were terminated and all sums were treated as a prepayment toward the total Initial Purchase Price due on the Closing Date. Additionally in 2002 the Company issued an additional 2,000,000 shares of its common stock to the Investor pursuant to the transaction documents.

     The Purchase Agreement also provides Investor with an option to purchase from the Company, at any time on or before December 31, 2002, up to an additional Sixteen Million Six Hundred Sixty Six Thousand Six Hundred Sixty Six shares of the Company's Common Stock for an aggregate purchase price of Five Hundred Thousand Dollars. The Purchase Agreement further provides that the Company shall allow a representative of the LLC to serve on the Board of Directors of the Company. The Company has agreed to pay a one time five percent (5%) finder's fee to Professional Management and Consulting Services Group, Inc.

Conversion  Agreement
---------------------

     Simultaneously with the execution of the Purchase Agreement, the Investor acquired all right, title and interest in a Promissory Note dated May 3, 2000 executed and delivered by the Company in favor of PNC Bank, National Association ("PNC") in the original principal amount of Three Hundred Thousand Dollars, (the "Note"), together with certain other documents and instruments evidencing, securing and/or relating to the Note (collectively with the Note, the "Loan Documents"). The Note matured on June 1, 2001 and the Company was in default thereon. The principal outstanding on the Note was Two Hundred Fifty Three Thousand Thirty Seven dollars, plus accrued interest from October 4, 2001. PNC filed a Complaint in the Court of Common Pleas, Hamilton County, Ohio seeking a judgment against the Company on the defaulted Note. In consideration of Investor's acquisition of the Note and Loan Documents, the Company agreed to make the Note convertible into Twelve Million Six Hundred Fifty One Thousand Eight Hundred Fifty Three shares of Common Stock (the "Conversion Agreement"). Investor exercised the Conversion Agreement in full, effective March 15, 2002. This transaction also included the issuance on March 15, 2002, of an additional One Hundred Thousand shares of the Company's restricted common stock to PNC to settle the default on the Note.


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

     In consideration of the services to be provided by PMCS under the Consulting Agreement, the Company agreed to issue Three Million shares of its Common Stock to Consultant's principals, together with warrants for the purchase of up to an additional Three Million shares of Common Stock at exercise prices ranging from $.05 per share to $.15 per share. The shares of common stock underlying such warrants were registered with the Commission on a Form S-8 registration statement. The warrants expire on March 13, 2004. The Company also agreed to pay PMCS a management fee equal to five percent of total construction costs of each new store built during the term of the Consulting Agreement. Where Consultant also provides contractor services in addition to management services, the Company will pay Consultant an additional contractor's fee equal to twelve percent (12%) of such total construction costs, provided however, that such management and contractor fees shall be reduced from time to time if necessary so as to maintain the provision of such services by PMCS on terms which are not less favorable than those which could be obtained from a third party in an arm-length transaction.

Debentures
-----------

     On February 14, 2002, the Company entered into an agreement with one of the holders of the Company's debentures pursuant to which the holder agreed to sell to the Company, and the Company agreed to purchase from the holder, the holder's outstanding debenture in the amount of $50,000 in exchange for an aggregate purchase price of $75,000 to be paid in equal payments on March 15, 2002 and April 15, 2002. The Company placed $10,000 into an escrow account in connection with the transaction which funds have been released to the debenture holder. As of the date of this Report, the Company has not yet paid the remainder of the purchase price to the holder and has requested additional time in which to make such payments.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits


3.1 Certificate of Incorporation of the Company filed as Exhibit 3A to the registration statement on Form 10-SB filed with the Commission on May 11, 1999 and incorporated herein by reference

3.2 Amendments to Certificate of Incorporation of the Company filed as Exhibit 3.B to the registration statement on Form 10-SB filed with the Commission on May 11, 1999 and incorporated herein by reference

3.3 By-Laws of the of the Company filed as Exhibit 3.C to the registration statement on Form 10-SB/A filed with the Commission on July 7, 1999 and incorporated herein by reference

3.4 Form of certificate of Amendment of the Company's Certificate of Incorporation filed with the State of Delaware filed as an Exhibit to the Company's Report of Form 10KSB filed with the Commission on April 16, 2002 and incorporated by reference

10.1 Stock Purchase Agreement by and between Pick-Ups Plus, Inc. and PUPS Investment, LLC, dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K (File No. 000-28255) filed with the Commission on March 22, 2002.

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

     (b)     Reports  on  Form  8-K

             On March 22, 2002 the Company filed a Report on Form 8-K with the Commission to disclose that the Company entered into a stock purchase agreement with PUPS Investment, LLC, that the Company entered into a conversion agreement, the Company terminate its equity line of credit and entered into a consulting agreement with Professional Management and Consulting Services Group, Inc.

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

Dated:  May 20, 2002