Form 10QSB
period 2002-06-30
PICK UPS PLUS INC
filed 2002-08-19
CIK 1074961

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT UNDERSECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended June 30, 2002

(  )    TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934


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

              4360 Ferguson Drive, Suite 120, Cincinnati, OH 45245
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (513) 943-4100
                                 --------------
                             Issuer's Telephone Number

                  5181 Natorp Blvd, Suite 530, Mason, OH 45040
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                        ---
There were 71,781,497 shares of the registrant's common stock outstanding as of July 31, 2002.

Transitional  Small  Business  Disclosure  Format          Yes  ___  No _X_

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               PICK-UPS PLUS, INC.

                                    - INDEX -


                                                                                 PAGE(S)
                                                                                 -------
PART  I:  FINANCIAL  INFORMATION:

Item  1  -  Financial  Statements

     Condensed  Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001    3

     Condensed  Statements  of  Operations - Three and Six Months Ended
     June 30, 2002 and  2001  (unaudited)                                           4

     Condensed  Statements  of  Cash  Flows - Six Months Ended June 30, 2002
     and 2001  (unaudited)                                                          5

     Notes  to  Interim  Condensed  Financial  Statements                           6  -  8


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of  Operations                                                     9  -  11


PART  II.  OTHER  INFORMATION                                                       12  -  16


SIGNATURES                                                                          17

EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               PICK-UPS PLUS, INC.
                               -------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                              - ASSETS -
                                                                             June 30,     December 31,
                                                                               2002          2001
                                                                           ------------  ------------
                                                                            (UNAUDITED)
CURRENT ASSETS:
Cash                                                                       $    20,389   $    34,808
Accounts receivable - net of allowance for doubtful accounts of $-0- and
 $887 for 2002 and 2001                                                         11,961         1,640
Inventories                                                                    169,129       118,854
Prepaid expenses and other current assets                                       59,977       118,909
                                                                           ------------  ------------
TOTAL CURRENT ASSETS                                                           261,456       274,211
FIXED ASSETS - NET                                                              97,244       116,307
OTHER ASSETS:
Security deposits and other assets                                               5,905        51,305
                                                                           ------------  ------------
                                                                           $   364,605   $   441,823
                                                                           ============  ============
                     - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
Credit line payable - bank                                                 $         -   $   252,954
Accounts payable                                                               559,514       534,096
Accrued expenses                                                                64,005        53,990
Sales tax payable                                                              215,975       147,720
Loans payable - current                                                        155,743       204,330
Capitalized leases payable - current                                            14,748        13,215
Loans payable - officer                                                              -        16,562
                                                                           ------------  ------------
TOTAL CURRENT LIABILITIES                                                    1,009,985     1,222,867
                                                                           ------------  ------------
NON-CURRENT LIABILITIES:
Loans payable                                                                   82,510        76,080
Capitalized leases                                                              11,536        20,443
Convertible debentures                                                          56,500       111,800
                                                                           ------------  ------------
                                                                               150,546       208,323
                                                                           ------------  ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued              -             -
Common stock, $.001 par value; 100,000,000 shares authorized, 67,631,497
 and 30,012,675 shares issued for 2002 and 2001, respectively                   67,631        30,013
Additional paid-in capital                                                   2,409,073     1,813,164
Accumulated deficit                                                         (3,272,630)   (2,832,544)
                                                                           ------------  ------------
                                                                              (795,926)     (989,367)
                                                                           ------------  ------------
                                                                           $   364,605   $   441,823
                                                                           ============  ============

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)

                                                For the Three Months        For the Six Months
                                                    Ended June 30,            Ended June 30,
                                              -------------------------  -------------------------
                                                  2002          2001          2002          2001
                                              ------------  -----------   ------------  ------------
REVENUES:
Retail sales                                  $   642,805   $   457,192   $ 1,233,503   $   871,956
Initial franchise fees                             25,000        25,000        25,000        50,000
Royalties                                          15,875        12,889        30,189        25,757
                                              ------------  ------------  ------------  ------------
                                                  683,680       495,081     1,288,692       947,713
                                              ------------  ------------  ------------  ------------

COSTS AND EXPENSES (INCOME):
Cost of sales                                     402,614       342,894       795,252       607,244
Selling, general and administrative expenses      411,459       458,114       914,577       867,132
Other income                                          (43)         (184)          (43)         (247)
Interest expense                                   11,515        18,102        18,992        31,472
                                              ------------  ------------  ------------  ------------
                                                  825,545       818,926     1,728,778     1,505,601
                                              ------------  ------------  ------------  ------------

LOSS BEFORE PROVISION (CREDIT) FOR
 INCOME TAXES                                    (141,865)     (323,845)     (440,086)     (557,888)

  Provision (credit) for income taxes                   -             -             -             -
                                              ------------  ------------  ------------  ------------
NET LOSS                                      $  (141,865)  $  (323,845)  $  (440.086)  $  (557,888)
                                              ============  ============  ============  ============


BASIC /DILUTED LOSS PER COMMON
 SHARE                                        $      (.00)  $      (.02)  $      (.01)  $      (.04)
                                              ============  ============  ============  ============


WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                   64,517,688    13,447,705    38,815,154    12,941,525
                                              ============  ============  ============  ============

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                    For the Six Months
                                                                                     Ended  June  30,
                                                                                   ----------------------
                                                                                      2002        2001
                                                                                   ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(440,086)  $(557,888)
Adjustments to reconcile net loss to net cash (utilized) by operating activities:
 Depreciation and amortization                                                        19,063      37,079
 Bad debt provision                                                                        -           -
 Imputed interest on shareholder loan                                                      -       2,022
 Compensatory shares                                                                  67,773      28,000
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable                                          (10,321)      5,281
 (Increase) in inventory                                                             (50,275)     (3,920)
 (Increase) in prepaid expenses                                                       58,932     (84,800)
 Increase in accounts payable                                                         25,418      74,761
 Increase in accrued expenses and other liabilities                                   78,270      38,892
                                                                                   ----------  ----------
  Net cash (utilized) by operating activities                                       (251,226)   (460,573)
                                                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                       -      (3,306)
Security deposits                                                                     45,400           -
Payment re: assets required                                                                -           -
                                                                                   ----------  ----------
  Net cash provided (utilized) by investing activities                                45,400      (3,306)
                                                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (repayment)  under bank credit line                                                   -     (93,100)
 Principal payments of long-term debt                                                (42,157)    (45,960)
 Payments of capitalized leases                                                       (7,374)     (6,521)
 Repayment of officer's loan                                                         (16,562)    (22,541)
 Proceeds from convertible debentures                                                      -     300,000
 Proceeds from sale of equity securities                                             257,500      89,500
                                                                                   ----------  ----------
  Net cash provided by financing activities                                          191,407     221,378
                                                                                   ----------  ----------

NET (DECREASE) IN CASH EQUIVALENTS                                                   (14,419)   (242,501)

Cash and cash equivalents, beginning of year                                          34,808     291,743
                                                                                   ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  20,389   $  49,242
                                                                                   ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i)  Cash paid during the year:
 Interest                                                                          $  16,192  $  28,804
 Taxes                                                                                     -          -

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)

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

In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2002 and the results of its operations for the three and six-month periods ended June 30, 2002 and 2001 and its cash flows for the six-month periods ended June 30, 2002 and 2001.

The results of operations for the six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE  2  -  GOING  CONCERN  UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2001 and has sustained a further operating loss of $440,086 during the first half of 2002. In addition, the Company has used substantial amounts of working capital in its operations. As of June 30, 2002, current liabilities exceed current assets by $748,529 and total liabilities exceed total assets by $795,926.

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

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)

NOTE  2  -  GOING  CONCERN  UNCERTAINTY  (CONTINUED):

At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, the Company issued to Cornell 50,000 shares of the Company's common stock. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by the Company's previous Chairman of the Board/President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty. The Company is current in making the scheduled repayments as required under the Renewal Note.

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

In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company has also terminated certain employees and continues to implement cost-containing measures.

Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern.

                               PICK-UPS PLUS, INC.
                               -------------------
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                 -----------------------------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)

NOTE  3  -  COMMITMENTS:

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

DEBENTURES:

On February 14, 2002, the Company entered into an agreement with one of the holders of the Company's debentures pursuant to which the holder agreed to sell to the Company, and the Company agreed to purchase from the holder, the holder's outstanding debenture in the amount of $50,000 in exchange for an aggregate purchase price of $75,000 to be paid in equal payments on March 15, 2002 and April 15, 2002. The Company placed $10,000 into an escrow account in connection with the transaction which funds have since been released to the debenture holder. As of the date of this report, the Company has not yet paid the remainder of the purchase price to the holder and has requested additional time in which to make such payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 6 franchised stores, which are located in Ohio, Indiana, Iowa, Kentucky, California, and Louisiana and four Company-owned stores. Two are located in Ohio, one in Kentucky and one in Indiana.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of June 30, 2002 and December 31, 2001; (ii) Condensed Statements of Operations for the three and six month periods ended June 30, 2002 and 2001 and (iii) Condensed Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001.

RESULTS  OF  OPERATIONS:

Revenues for the three and six-month periods ended June 30, 2002 consisted primarily of net sales generated by the retail stores and continuing royalty fees. Total revenues for the three and six-month periods ended June 30, 2002 increased by 38% and 36%, respectively, when compared to the same periods of the previous year.

Gross profit, as a percentage of retail sales was 37.4% and 35.5% for the three and six-month periods ended June 30, 2002, respectively. Gross profit, as a percentage of retail sales was 25.0% and 30.4% for the three and six-month periods ended June 30, 2001, respectively. This increase in gross profit is reflective of the continuation of management's aggressive purchasing program.

Selling, general and administrative expenses decreased by $46,655 when comparing the three-month period ended June 30, 2002 to the comparable period in 2001 and is a result of the cost-cutting measures implemented by management during the current quarter. Selling, general and administrative expenses increased by $47,445 when comparing the six month period ended June 30, 2002 to the comparable period in 2001, primarily due to the following: (i) additional selling, general and administrative expenses of the store in Akron, Ohio acquired in August, 2001; (ii) professional fees of $68,000 associated with the shareholder agreement executed March 14, 2002 and preparation of an updated business plan used in the process of seeking new capital net of the effect of the cost saving realized during the current quarter.

The Company experienced reduced interest costs when comparing the 2002 periods to the comparable periods in 2001, and is primarily a result of the satisfaction of borrowings under bank loans.

As a result of the above, the Company reflected net losses of $141,865 ($.00 per share) and $440,086 ($.01 per share) for the three and six-month periods ended June 30, 2002, respectively. The Company reflected net losses of $323,845 ($.02 per share) and $557,888 ($.04 per share) for the three and six-month periods ended June 30, 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES:

As of June 30, 2002, current liabilities exceeded current assets by $748,529. As of December 31, 2001, current liabilities exceeded current assets by $948,656.

The Company used $251,000 in cash to support operating needs in the six months ended June 30, 2002 compared to $461,000 used in 2001. These uses of cash were offset by the proceeds of new equity raised.

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

On February 28, 2002, we entered into a Termination agreement with Cornell, terminating the Equity Line. In addition, we entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates a prior note between Cornell and us dated July 14, 2001, of which the principal amount was $100,000 with an annual interest rate of 12% (the "Original Note"). At the time we entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, we will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, we issued to Cornell 50,000 shares of our common stock. The payment and the performance of the Renewal Note have been unconditionally guaranteed personally by our previous Chairman of the Board/President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if we default on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty.

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

In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company has also terminated certain employees and continues to implement cost-containing measures.

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

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES:

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

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

- The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101, revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable and collectibility is reasonably assured. The Company recognizes revenues from its retail sales at the point of sale and monthly franchise fees are recorded as earned.

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

      None

ITEM  2.  CHANGES  IN  SECURITIES:

     Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

     We believe that each transaction listed below was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us. Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of the Company's stockholders.

     During the period ended June 30, 2002, we have issued unregistered restricted securities, as described below:

- The Company issued an aggregate of 1,800,000 shares of its common stock to three individuals for an aggregate purchase price of 54,000 and issued 900,000 shares of its common stock to one individual for a purchase price of $18,0000.

-The Company issued 4,000,000 shares of its common stock to one investor, PUPS Investment, LLC, at a purchase price of $100,000 pursuant to prior stock purchase agreements.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

     Not Applicable

ITEM  5.  OTHER  INFORMATION:

Management

     The Company, during the three month period ended June 30, 2002 experienced a Restructuring of its management team. In May, the Company's board of directors elected Mr. Pat Tibby to serve as the Company's chief executive officer and as a director. The Company also accepted the resignation of its then current chief executive officer, John Fitzgerald. In June, 2002 the Company's board of directors elected Mr. Sean Fitzgerald, the son of John Fitzgerald, to serve as the president of the Company. In July, 2002 the Company appointed Dr. William Angell to serve on the Company's board of directors in accordance with the Company's obligation to appoint a director recommended by PUPS Investments, LLC. In August, Mr. Pat Tibby resigned as the Company's chief executive officer and director. As such, Sean Fitzgerald is the Company's president, Robert White serves as the Company's chief financial officer, and the Company's board of directors consists of Messrs. John Fitzgerald, Robert White and William Angell.

Franchise locations

     In April, 2002 the Company entered into a franchise agreement for a franchisee to open a Pick Ups Plus store location in Texas, located at 1718 Fry Road, Houston, Texas. Pursuant to the terms of that agreement, the franchisee agreed to pay to the Company a $25,000 franchise fee.

Additional Information

     On May 23, 2002 the Company registered 4,150,000 shares on behalf of three individuals (Messrs Jesson, Quarterman and Doyle) pursuant to a Form S-8 in connection with the Company's agreement with the Professional Management and Consulting Services Group, Inc., dated as of March 14, 2002. On June 18, 2002 the Company withdrew from the SEC its registration statement after the Company determined that the Amendment to the Consulting Agreement, Dated May 23, 2002, should be rescinded and the initial Consulting Agreement, date March 14, 2002, shall remain in full force and effect. No securities were sold as a result of such filing. Additionally, on July 15, 2002 the Company filed a post effective amendment to its registration statement to deregister the 4,150,000 shares of common stock previously registered. Such shares have not yet physically been returned to the Company for cancellation.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits

             99.1 Certifications Pursuant To   18 U.S.C. Section 1350,
                  As Adopted Pursuant To Section 906 Of The
                  Sarbanes-Oxley Act Of 2002


     (b)     Reports  on  Form  8-K

             None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    PICK  UPS  PLUS,  INC.

                    By:    /s/  Sean  Fitzgerald
                          -----------------------
                           Sean  Fitzgerald.  President
                           (Principal Executive Officer)

                    By:    /s/  Robert  White
                          -------------------
                          Robert  White
                          Chief  Financial  Officer
                          (Principal Accounting Officer)

Dated:  August 15, 2002