Form 10QSB
period 2002-09-30
PICK UPS PLUS INC
filed 2002-11-13
CIK 1074961

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT UNDERSECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended September 30, 2002

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


Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                                                        ---
There were 68,281,497 shares of the registrant's common stock outstanding as of September 30, 2002. Such figure does not include 4,150,000 shares that were issued by the Company, subsequently cancelled by the Company and not yet returned to the Company.

Transitional  Small  Business  Disclosure  Format          Yes  ___  No _X_

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                               PICK-UPS PLUS, INC.

                                    - INDEX -


                                                                                           PAGE(S)
                                                                                           -------
PART  I:  FINANCIAL  INFORMATION:

Item  1  -  Financial  Statements

     Condensed  Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001        3

     Condensed  Statements of Operations - Three and Nine Months Ended September 30,  2002
          and  2001  (unaudited)                                                             4

     Condensed  Statements  of Cash Flows - Nine Months Ended September 30, 2002 and
          2001  (unaudited)                                                                  5

     Notes  to  Interim  Condensed  Financial  Statements                                 6  -  9


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
               of  Operations                                                            10  -  12


Item  3  -  Controls  and  Procedures                                                        12


PART  II.  OTHER  INFORMATION                                                            13  -  14


SIGNATURES                                                                                   15

EXHIBITS

                                     Page 2

                              PICK-UPS PLUS, INC.
                              ---------------------
                            CONDENSED BALANCE SHEETS
                           --------------------------


                           - ASSETS -
                                                                            SEPTEMBER 30,  December 31,
                                                                               2002          2001
                                                                            ------------  ------------
                                                                            (UNAUDITED)
CURRENT ASSETS:
Cash                                                                       $    12,141   $    34,808
Accounts receivable - net of allowance for doubtful accounts of $-0-
 and $887 for 2002 and 2001                                                      9,585         1,640
Due from franchisee (Note 4)                                                    45,000             -
Inventories                                                                    195,689       118,854
Prepaid expenses and other current assets                                       36,404       118,909
                                                                           ------------  ------------
TOTAL CURRENT ASSETS                                                           298,819       274,211
FIXED ASSETS - NET                                                              91,107       116,307
OTHER ASSETS:
Security deposits and other assets                                               5,655        51,305
                                                                           ------------  ------------
                                                                           $   395,581   $   441,823
                                                                           ============  ============
                              - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
Credit line payable - bank                                                 $         -   $   252,954
Accounts payable                                                               550,856       534,096
Accrued expenses                                                                38,330        53,990
Sales tax payable                                                              247,126       147,720
Loans payable - current                                                        107,968       204,330
Capitalized leases payable - current                                            16,960        13,215
Loans payable - officer                                                              -        16,562
                                                                           ------------  ------------
TOTAL CURRENT LIABILITIES                                                      961,240     1,222,867
                                                                           ------------  ------------
NON-CURRENT LIABILITIES:
Loans payable                                                                   70,444        76,080
Capitalized leases                                                               4,462        20,443
Convertible debentures                                                          56,500       111,800
                                                                           ------------  ------------
                                                                               131,406       208,323
                                                                           ------------  ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
Preferred stock, $1 par value; 5,000,000 shares authorized; none issued              -             -
Common stock, $.001 par value; 100,000,000 shares authorized, 68,281,497
 and 30,012,675 shares issued for 2002 and 2001, respectively                   68,281        30,013
Additional paid-in capital                                                   2,423,048     1,813,164
Accumulated deficit                                                         (3,188,394)   (2,832,544)
                                                                           ------------  ------------
                                                                              (697,065)     (989,367)
                                                                           ------------  ------------
                                                                           $   395,581   $   441,823
                                                                           ============  ============

                            See accompanying notes.


                              PICK-UPS PLUS, INC.
                              ---------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (UNAUDITED)


                                                For the Three Months          For the Nine Months
                                                Ended September 30,            Ended September 30,
                                               -------------------         --------------------------
                                                   2002          2001          2002          2001
                                               ------------  ------------  ------------  ------------
REVENUES:
Retail sales                                   $   581,329   $   477,808   $ 1,814,832   $ 1,349,764
Initial franchise fees                              45,000             -        70,000        50,000
Royalties                                           11,764        11,784        41,953        37,541
                                               ------------  ------------  ------------  ------------
                                                   638,093       489,592     1,926,785     1,437,305
                                               ------------  ------------  ------------  ------------

COSTS AND EXPENSES (INCOME):
Cost of sales                                      338,945       363,951     1,134,197       971,195
Selling, general and administrative expenses       271,270       467,198     1,185,847     1,334,330
Other income (Note 2)                              (60,066)          (19)      (60,109)         (266)
Interest expense                                     3,708        17,120        22,700        48,592
                                               ------------  ------------  ------------  ------------
                                                   553,857       848,250     2,282,635     2,353,851
                                               ------------  ------------  ------------  ------------

INCOME (LOSS) BEFORE PROVISION
(CREDIT) FOR INCOME TAXES                           84,236      (358,658)     (355,850)     (916,546)

Provision (credit) for income taxes                      -             -             -             -
                                               ------------  ------------  ------------  ------------

NET INCOME (LOSS)                              $    84,236   $  (358,658)  $  (355,850)  $  (916,546)
                                               ============  ============  ============  ============

BASIC /DILUTED LOSS PER COMMON SHARE           $         -   $      (.02)  $      (.01)  $      (.06)
                                               ============  ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                    63,840,653    17,707,968    42,269,469    14,680,718
                                               ============  ============  ============  ============

                           See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                                    For the Nine Month
                                                                                   Ended  September  30,
                                                                                   ---------------------
                                                                                      2002        2001
                                                                                   ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(355,850)  $(916,546)
Adjustments to reconcile net loss to net cash (utilized) by operating activities:
Depreciation and amortization                                                         89,710      61,534
Imputed interest on shareholder loan                                                       -       3,509
Compensatory shares                                                                   93,025      58,000
Changes in operating assets and liabilities:
Accounts receivable                                                                   (7,944)      4,771
Due from franchisee                                                                  (45,000)          -
Inventory                                                                            (76,835)    (59,818)
Prepaid expenses                                                                       1,350     (67,130)
Accounts payable                                                                      16,760     248,867
Accrued expenses and other liabilities                                                83,745      42,653
                                                                                   ----------  ----------
NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                         (201,039)   (624,160)
                                                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                  (4,893)    (45,811)
Security deposits returned                                                            44,900      10,000
Payment re: assets acquired                                                                -     (68,227)
                                                                                   ----------  ----------
NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES                                  40,007    (104,038)
                                                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under bank credit line                                                      -      40,146
Proceeds from long-term debt                                                          12,500           -
Principal payments of long-term debt                                                 (93,865)    (49,699)
Payments of capitalized leases                                                       (12,236)     (9,520)
Repayment of officer's loan                                                          (30,034)    (28,161)
Proceeds from convertible debentures                                                       -     300,000
Proceeds from sale of equity securities                                              262,000     187,000
                                                                                   ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            138,365     439,766
                                                                                   ----------  ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (22,667)   (288,432)

Cash and cash equivalents, beginning of year                                          34,808     291,743
                                                                                   ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  12,141   $   3,311
                                                                                   ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i)  Cash paid during the year:
Interest                                                                           $  16,489   $  42,282
Taxes                                                                                      -           -

                            See accompanying notes.

                              PICK-UPS PLUS, INC.
                              -------------------
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                  (UNAUDITED)
NOTE  1  -  DESCRIPTION  OF  COMPANY:

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

In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2002 and the results of its operations for the three and nine-month periods ended September 30, 2002 and 2001 and its cash flows for the nine-month periods ended September 30, 2002 and 2001.

The results of operations for the nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE  2  -  GOING  CONCERN  UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2001 and has sustained a further operating loss of $355,850 during the first nine months of 2002, even though the results of the most recent fiscal quarter reflect net income of $84,236. In addition, the Company has used substantial amounts of working capital in its operations. As of September 30, 2002, current liabilities exceed current assets by $662,421 and total liabilities exceed total assets by $697,065.

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

                              PICK-UPS PLUS, INC.
                              -------------------
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                  (UNAUDITED)

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

In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company has also terminated certain employees, effected pay-cuts, and continues to implement cost-containing measures. During the September 2002 quarter, management was successful in settling some of its payables at reduced amounts and as such, the September 2002 period reflects approximately $60,000 of income from such settlements. Management intends to continue to negotiate reduced payment amounts with certain vendors.

                              PICK-UPS PLUS, INC.
                              -------------------
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                  (UNAUDITED)

NOTE  2  -  GOING  CONCERN  UNCERTAINTY  (CONTINUED):

Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern.


NOTE  3  -  COMMITMENTS:

     CONSULTING  AGREEMENT:

On March 14, 2002, the Company entered into a two-year Consulting Agreement (the "Consulting Agreement"), with Professional Management and Consulting Services Group, Inc., a Florida corporation ("PMCS"). The services to be provided to the Company by PMCS include the review, analysis and formulation of formal and/or informal financial, strategic and business plans; assisting and advising on all issues relating to the Company's growth strategies; providing assistance and advice in connection with the development and execution of acceptable merger and acquisition strategies; assisting in the selection and the negotiation of acceptable sites for the construction of new stores; assisting and advising in all phases of the Company's efforts to secure lines of credit, establishing and enhancing banking relationships in connection with the acquisition or construction of new stores, and as otherwise needed. In addition, PMCS shall serve as the construction manager overseeing all phases of construction at the sites of all new stores, if any, and where appropriate, provide the total construction contract, as the contractor of record.

In consideration of the services to be provided by PMCS under the Consulting Agreement, the Company agreed to issue 3,000,000 shares of its common stock to PMCS's principals, together with warrants for the purchase of up to an additional 3,000,000 shares of common stock at exercise prices ranging from $.05 per share to $.15 per share. The shares of common stock underlying such warrants were registered with the Commission on a Form S-8 registration statement and the warrants expire on March 13, 2004. The Company also agreed to pay PMCS a management fee equal to 5% of total construction costs of each new store built during the term of the Consulting Agreement. Where PMCS also provides contractor services in addition to management services, the Company will pay PMCS an additional contractor's fee equal to 12% of such total construction costs, provided however, that such management and contractor fees shall be reduced from time to time if necessary so as to maintain the provision of such services by PMCS on terms which are not less favorable than those which could be obtained from a third party in an arms-length transaction.

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

                              PICK-UPS PLUS, INC.
                              -------------------
                NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                -----------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                  (UNAUDITED)

NOTE  4  -  DUE  FROM  FRANCHISEE:

On September 30, 2002, the Company entered into an Area Development Agreement with 2 shareholders of the Company, and received a promissory note as payment for the $45,000 fee. On October 21, 2002, the Company received $25,000 of this fee with the remaining $20,000 to be paid in equal installments in November and December 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 6 franchised stores in operation, which are located in Ohio, Indiana, Iowa, Kentucky, California, and Louisiana. We also have signed franchise agreements for locations in Texas and Washington state. In addition, we have four Company-owned stores; two are located in Ohio, one in Kentucky and one in Indiana.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of September 30, 2002 and December 31, 2001; (ii) Condensed Statements of Operations for the three and nine month periods ended September 30, 2002 and 2001 and (iii) Condensed Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001.

RESULTS  OF  OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores and continuing royalty fees. Retail sales for the quarter ended September 30, 2002 reflected a 21.6% growth when compared to the same period in the previous year. In addition, during the current quarter, we recorded initial franchise fees of $45,000. Retail sales for the nine-month period ended September 30, 2002 increased by $465,068 or 34.5% when compared to the same period of the previous year. Total revenues for the nine-month period ended September 30, 2002 increased by 34% over the nine months ended September 30, 2001.

Gross profit, as a percentage of retail sales, was 41.7% and 23.8% for the three-month periods ended September 30, 2002 and 2001, respectively. Gross profit, as a percentage of retail sales, was 37.5% and 28.1% for the nine-month periods ended September 30, 2002 and 2001, respectively. This increase in gross profit is reflective of the continuation of management's aggressive purchasing program.

Selling, general and administrative expenses decreased by $195,928 (41.9%) when comparing the three-month period ended September 30, 2002 to the comparable period in 2001. Selling, general and administrative expenses also decreased by $148,483 or 11% when comparing the nine-month period ended September 30, 2002 to the comparable period in 2001. These decreases reflect the cost-cutting measures implemented by management during the June 2002 quarter that were more fully realized in the September 2002 quarter.

During the September 2002 quarter, management succeeded in settling some of its payables at reduced amounts and as such, the September 2002 period reflects approximately $60,000 of income from such settlements. The Company also experienced reduced interest costs when comparing the 2002 periods to the comparable periods in 2001, which is primarily a result of the satisfaction of borrowings under bank loans.

As a result of the above, the Company reflected net income of $84,236 ($.00 per share) and a net loss of $355,850 ($.01 per share) for the three and nine-month periods ended September 30, 2002, respectively. The Company reflected net losses of $358,658 ($.02 per share) and $916,546 ($.06 per share) for the three and nine-month periods ended September 30, 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES:

As of September 30, 2002, current liabilities exceeded current assets by $662,421. As of December 31, 2001, current liabilities exceeded current assets by $948,656.

The Company used $201,000 in cash to support operating needs in the nine months ended September 30, 2002 compared to $625,000 used in 2001. These uses of cash were offset by the proceeds of new equity raised.

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

Following is a description of certain transactions that were entered into to help provide funds for ongoing operations.

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

In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company has also terminated certain employees, instituted certain pay-cuts and continues to implement cost-containing measures.

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

- The Company maintains allowances for doubtful accounts for estimated bad debts. As of September 30, 2002, management does not believe that any such allowances are required since all balances owed are current and collectible.

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


ITEM  3.     CONTROLS  AND  PROCEDURES

Management continuously evaluates our internal controls and procedures and believes that such controls and procedures are effective.

                           PART II - OTHER INFORMATION



ITEM  1.  LEGAL  PROCEEDINGS:

From time to time, the Company may be party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

A complaint was filed by Michael J. Marcotte with the Court of Common Pleas, Clermont County, Ohio, on August 15, 2002 against the Company. The complaint alleges the breach of a consulting contract by the Company for failure to pay for services rendered to the Company. The plaintiff seeks monetary damages of $23,451.39, plus courts costs and interest.

ITEM  2.  CHANGES  IN  SECURITIES:


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

     On August 2, 2002 the Company issued 400,000 shares of its restricted common stock to Donald Quarterman as payment for consulting services rendered to the Company. Such shares were valued at $.0225 per share. Also on such date, the Company issued 250,000 shares of its common stock to Gary Hoyle, the Company's Vice President of Franchise Operations, for services rendered to the Company. Such shares were valued at $.0225 per share.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS:

     Not Applicable

ITEM  5.  OTHER  INFORMATION:

Agreements:

On September 30, 2002, the Company entered into an Area Development Agreement For Tampa, Florida, with two shareholders of the Company, and received an 8% promissory note as payment for the $45,000 fee. On October 21, 2002, the Company received $25,000 of this fee with the remaining $20,000 to be paid in equal installments on November 15, 2002 and December 15, 2002.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K:

     (a)     Exhibits

99.1  Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002

99.2  Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002



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

Dated: November 7, 2002