Form 10KSB
period 2002-12-31
PICK UPS PLUS INC
filed 2003-04-15
CIK 1074961

================================================================================

                       SECURITIES  AND  EXCHANGE  COMMISSION

                              Washington,  DC  20549

                             REPORT  ON  FORM  10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR  THE  FISCAL  YEAR  ENDED:  DECEMBER  31,  2002
                                                 --------------------

                          COMMISSION  FILE  NO.  000-28255


                               PICK-UPS  PLUS,  INC.
             ------------------------------------------------------
             (EXACT  NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)


        DELAWARE                                                 31-12440524
-------------------------                                   -------------------
(STATE  OF  INCORPORATION                                     (I.R.S. EMPLOYER
   OR ORGANIZATION)                                          IDENTIFICATION NO.)


  4360  Ferguson Dr. Suite 120  Cincinnati  OHIO                    45245
-------------------------------------------------             -----------------
(ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)                     (ZIP CODE)

                       5181 Natorp Boulevard, Mason, Ohio
                       ----------------------------------
                                 FORMER ADDRESS


REGISTRANT'S  TELEPHONE  NUMBER  INCLUDING  AREA  CODE:    (513) 398-4344

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(b)  OF  THE  ACT:  NONE

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(g)  OF  THE  ACT:

                     COMMON  STOCK,  PAR  VALUE  $.001  PER  SHARE
                     ---------------------------------------
                                (TITLE  OF  CLASS)

         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate  by  check  if  disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year ended December 31, 2002 $2,476,329.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of April 10, 2003 ($.0190) was 1,018,365.

         The number of shares outstanding of the issuer's common stock, as of April 10, 2003 was 83,743,997.

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

     We sold our first franchise, located in Florence, Kentucky, in 1996. The following year, we sold two additional franchises, one in South Bend, Indiana and the other in Des Moines, Iowa. In 1998, we added new franchises in Portland, Oregon and in Pittsburgh, Pennsylvania; however, we have recently terminated our franchise arrangement with the franchisee in Pennsylvania. In 1999 and 2000 we added franchises in California, Idaho, Ohio and Indiana. In 2001 we added an additional franchise in Kentucky and Texas, and executed a franchise agreement for a location in Springfield, Illinois. At December 31, 2002, we had seven operating franchised locations operated by independent franchisees and had four company-owned stores in Ohio, Indiana and Kentucky which serve as prototype stores for our franchise system.

     We are a Delaware corporation with our executive offices located at 4360 Ferguson Dr. Suite 120, Cincinnati, Ohio 45245. Our telephone number is (513) 398-4344 and our fax number is (513) 943-9802. We maintain an Internet Web site located at http://www.pickupsplus.com.

OUR  FRANCHISE  SYSTEM

         THE TYPICAL FRANCHISE UNIT. While each store within our franchise system is unique in many aspects, there are several similarities from one franchise unit to the next. This section presents a profile of the "typical" store within the Pick-Ups Plus franchise system.

         FACILITIES. The Picks-Ups Plus store is designed and merchandised to be a toy store for pick-up truck and sports utility vehicle enthusiasts. Each store offers a wide selection of automotive products and is designed to cover a broad range of specific vehicle applications. Products are displayed for maximum appeal, profitability, and traffic flow. The typical store features approximately 5,000 square feet of space, with 2,500 feet devoted to the retail showroom, 2,000 feet to the installations facility, and 500 feet for storage, common area, and office use.

PRODUCTS  AND  SERVICES

         ACCESSORIES - The typical Pick-Ups Plus store, consisting of 5,000 square feet of space, offers a variety of merchandise to accessorize trucks and sports utility vehicles. Popular product categories include: grille accessories, running boards, chrome light bars, fiberglass fender flares, ladder racks, bug guards, heavy-duty floor mats, oversized visors, headlight covers, toolboxes, bed liners, caps and step bars.

         INSTALLATION - Each store's installation service is an important profit center. Products typically installed at the stores include: running boards, bug shields, tonnue tops and fiberglass caps.

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

         FRANCHISE FEES. The fee for the rights to establish a Pick-Ups Plus franchise store location is $25,000 for a single location, payable upon the signing of the franchise agreement and before the commencement of training or franchise operations. Royalties, equal to 4% of the franchisee's previous week sales, should be paid on a weekly basis.

         OTHER RESPONSIBILITIES. To insure the success of our franchisees and the system in general, we suggest that our franchisees meet certain additional requirements such as the allocation of a minimum marketing budget (at least $1,500 per month or 4% of gross sales, whichever is larger) and the acquisition of proper insurance coverage (including a minimum of $1 million coverage each for general aggregate, product, and personal injury coverage).

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

     CONTINUED MANAGEMENT SUPPORT - Support efforts should include regular operational visits and phone consultations from our President, Chief Executive Officer and other support professionals. Helpful management information is also distributed through regular educational seminars, conferences, bulletins, and newsletters. We host an informative Internet Web site located at http://www.pickups-plus.com that all franchisees have access to. On our Web site, the franchisee can exchange sales tips, installation tips, access information about other franchise stores, managers and supplier information.
Additionally, the Web site gives the franchisees the ability to communicate directly with us and other franchisees through an on-line mailbox system.

     CONTINUED MARKETING SUPPORT - We intend for our franchisees to benefit from our overall marketing efforts. Our corporate marketing campaign attempts to create awareness and positive perceptions that are then amplified by the franchisees' own local marketing efforts. Our franchisees should benefit from their affiliation with a larger, recognizable organization.

     BUYING POWER - Through our vendor relationships, we try to enable our franchisees to purchase items in small quantities at significant discounts normally reserved for volume purchases. Our franchisees are not required to purchase products from us.

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

STORE  LOCATIONS

     At the end of the 2002 fiscal year, we had four company-owned stores located at the addresses set forth below.

1. - 11370 Reading Road, Cincinnati, Ohio 45241;

2. - 107 E. McGalliard Road, Muncie, Indiana 47303;

3. - 8056 Production Drive,  Florence,  Kentucky 41042; and

4. - 449 West Avenue, Tallmadge, OH 44278

Subsequent to the 2002 year end, we closed two of our stores located in Muncie, Indiana and Tallmadge, Ohio.

         The following table sets forth the State locations of the Pick-Ups Plus stores as of the date hereof:

State  Location         Number  of  franchised  stores      Company-owned stores
----------------         ---------------------------      --------------------

Indiana                             1

Houston                             1

Kentucky                            1                             1

Ohio                                1                             1

California                          1

Louisiana                           1

Illinois                            1

------------------------------------------------------------------------------
Total                               7                             2

FRANCHISE  MARKETING

         Our marketing strategy for franchise sales is based on the sale of individual franchise stores to business-minded individuals. We have area development agreements available to open multi-store franchises. We believe that the market opportunity for our Pick-Ups Plus stores is nationwide. We seek franchisees by attending franchise and business opportunity shows, advertising in national publications and through our Web site.

Major Suppliers:

     The Company purchases its inventory from two major suppliers, Keystone and Blacksmith. Purchases for the year ended December 31, 2001 and 2002 aggregated $657,050 and $720,029, respectively and accounts payable to these vendors at December 31, 2001 and 2002 was $107,226 and $148,063, respectively.

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

REGULATION

         The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission ("FTC") and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We use Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, we are required to register or file with such states and to provide prescribed disclosures. We are required to update our offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require us to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that we will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, that we will not be required to cease offering and selling franchises or that we will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect on our results of operation.

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

     We are currently updating our files to be in substantial compliance with federal and state franchising laws and the regulations promulgated thereunder and have obtained all licenses and permits necessary to conduct our business. Failure to comply with such laws and regulations in the future could subject us to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on us.

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

Employees

     As of December 31, 2002, we had approximately thirteen full time employees And seven part-time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and salesmen. The loss of such personnel could have a material adverse effect on our business and our results of operations.


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

WE  HAD  LOSSES  IN  THE  FISCAL  YEARS  ENDED  DECEMBER 31, 2002 AND 2001.

     We had a loss of $429,821 for the year ended December 31, 2002 compared to a loss of $1,324,954 for the fiscal year ended December 31, 2001. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our franchised stores. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

WE  WILL  NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS

     Future events, including the problems, delays, expenses and difficulties frequently encountered by companies, may lead to cost increases that could make our funds, if any, insufficient to support our operations. We will seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

WE MUST COMPLY WITH FEDERAL AND STATE FRANCHISE REGULATIONS AND IF WE SHOULD FAIL TO MATERIALLY COMPLY WITH SUCH REGULATIONS, IT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

         The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission ("FTC")and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We use uniform franchise offering circulars to satisfy this disclosure obligation. In addition, in certain states, we are required to register or file with such states and to provide prescribed disclosures. We are required to update our offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require us to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that we will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with our expansion plans, that we will not be required to cease offering and selling franchises or that we will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect on our results of operation.

THE  LOSS  OF  OUR  KEY  EMPLOYEES  MAY  ADVERSELY AFFECT OUR GROWTH OBJECTIVES.

     Our success in achieving our growth objectives depends upon the efforts of our top management as well as other of our management members. The loss of the services of any of these individuals may have a material adverse effect on our business, financial condition and results of operations. We can give no assurance that we will be able to maintain and achieve our growth objectives should we lose any or all of these individuals' services.

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

         The wholesale/retail industry for the accessories of trucks and sports utility vehicles is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

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

SHARES  ELIGIBLE  FOR  FUTURE  SALE  MAY  ADVERSELY  AFFECT  THE  MARKET.

     As of April 11, 2003, the Company had 83,743,997 shares of its Common Stock issued and outstanding of which the Company believes 42,514,346 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

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

UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

     The Company realized a net loss of $429,821 for the year ended December 31, 2002 and also sustained substantial operating losses in 2001 and 2000 of $1,324,954 and $1,146,347, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

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


2002 FINANCING ACTIVITY

On March 29, 2001, the Company entered into (i) a Placement Agent Agreement (the Agreement) with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and (ii) an Equity Line of Credit Agreement (the Equity Line) with Cornell Capital Partners, LP (Cornell) whereby the Company will sell to Cornell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company also agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested in the Company by Cornell. On February 28, 2002, the Company entered into a Termination Agreement with Cornell, terminating the Equity Line. In addition, the Company entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates a prior note between the Company and Cornell dated July 14, 2001, of which the principal amount was $100,000 with an annual interest rate of 12% (the "Original Note"). At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company will pay Cornell $105,000 with interest thereon at the rate of eight percent
(8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, the Company issued to Cornell 50,000 shares of the Company's common stock. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by the Company's then Chairman of the Board/President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty. As of December 31, 2002, the balance owed to Cornell was $44,770. In February 2003, subsequent to the balance sheet date, Cornell exercised its right to sell the pledged shares thereby satisfying the entire balance. As of April 5, 2003, Cornell has been paid the full amount owed.

Effective March 15, 2002 (the "Closing Date"), the Company entered into a Stock Purchase Agreement dated March 14, 2002 (the "Purchase Agreement") with PUPS Investment, LLC, a Florida limited liability company ("LLC"), pursuant to which the Company agreed to issue and sell to LLC, and LLC agreed to purchase from the Company, from time to time in accordance with a schedule of purchases and sales over the following three (3) months, an aggregate of 21,500,000 shares of the Company's common stock, for an aggregate purchase price of $500,000. The initial purchase of 7,500,000 shares (the "Initial Purchase") was completed on the Closing Date for an aggregate purchase price of $150,000 (the "Initial Purchase Price"). LLC had also loaned $150,000 to the Company at various times between January 29, 2002 and March 13, 2002. On the Closing Date, such loans were terminated and all sums were treated as a prepayment toward the total Initial Purchase Price due on the Closing Date. As of December 31, 2002, the Company had issued the entire block of 21,500,000 shares of common stock with the remaining balance of $200,000 to be received by the Company in 2003. In October of 2002 Professional Management & Consulting Services Group, Inc. (PMCS) assumed the liability for the remaining $200,000 and was assigned 8,000,000 shares out of the initial block of 21,500,000. As of April 5, 2003, $125,000 in cash had been received leaving a balance due the Company of $75,000.

The Purchase Agreement also provided LLC with an option to purchase from the Company, at any time on or before December 31, 2002, up to an additional 16,666,666 shares of the Company's Common Stock for an aggregate purchase price of $500,000. This option was assumed by (PMCS) and the time period was extended until December 31, 2003. The Purchase Agreement further provides that the Company shall take prompt action to appoint a representative of LLC to the Board of Directors of the Company. The Company also agreed to pay a 5% finder's fee to Professional Management and Consulting Services Group, Inc. in connection with the Purchase Agreement.

In October 2002, Pups Investment LLC assigned to Professional Management and Consulting Services Group, Inc. ("PMCS"), a Florida corporation, a certain Stock Purchase Agreement by and between Pups Investment LLC and Pick-Ups Plus, Inc., dated as of March 14, 2002. The Company has executed a consent to the assignment and an Amendment No. 1 to the Stock Purchase Agreement dated October 25, 2002.

RECENT EVENTS

In March 2003, subsequent to the balance sheet date, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The Company believes that the closure of these stores will eliminate the related overhead costs, thus reducing the continuing cash needed for operations.

On April 4, 2003, Sean Fitzgerald, our President and son of John Fitzgerald, our former President and current director, resigned. There were no disagreements between Mr. Fitzgerald and the Company. Mr. Robert White, our Chief Financial officer has assumed the role of interim Principal Executive Officer until a new President or Chief Executive Officer is elected.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our Ohio based company-owned store was located at 11370 Reading Road, Cincinnati, Ohio 45241, is leased at an annual base rent of $26,400 and expired on March 31, 2002. Our Kentucky based company-owned store is located at 8056 Production Drive, Florence, Kentucky 41042. The lease for such premises commenced on December 1, 2001 and expires on October 31, 2004. We pay a monthly rent of $4,480. We currently use office space at 4360 Ferguson Dr., Suite
120, Cincinnati, Ohio, 45245 which is the office of Robert White, our Chief Financial Officer. Such offices are available to us at no cost. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM  3.  LEGAL  PROCEEDINGS

On February 8, 2001 a lawsuit was filed against the Company by Media Force, Inc. and Intec Solutions, Inc. in the Circuit Court of Boone County, Kentucky (Case No. 01-CI-00158). A specific amount of relief was not requested, but the plaintiffs are seeking approximately $60,000 for goods and services they claim rendered but for which they claim they were not paid. The Company has counterclaimed alleging breach of contract, fraud, breach of warranty, unjust enrichment and promissory estoppel plaintiffs deny the counterclaim. As of December 31, 2002, the parties have settled this dispute whereby the Company has agreed to pay 10 consecutive monthly installments in the amount of $2,000 for an aggregate settlement payment of $20,000.

On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law, breach of contract, fraud, etc. The allegations also include claims that the Company's franchise offering was not registered with the State of California, that the Company failed to make required disclosures, made fraudulent disclosures, breached the franchise agreement executed by the franchisee, all claims giving rise to rescission and/or damages. The Company has filed an answer denying the allegations and setting up affirmative defenses. In addition, the Company has filed a Cross-Complaint, alleging among other things, fraud, that the franchisee did not intend to perform under the franchise agreement and claiming that the franchisee is using the Company's trademarks, without payment of royalties. The Company alleges a right to damages and intends to file a Motion compelling the franchisee to arbitrate their claims. Counsel to the Company is unable to evaluate the likelihood of any outcome in this case at this time.

On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location (see Note 4 of Notes to financial statements). The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The complaint seeks specific performance as well as general and punitive damages. Discovery in this matter is still ongoing and the Company anticipates defending this case vigorously.

Management is also aware of a lawsuit filed pending in Clermont County Common Please Court under Case No. 2002 CVH 00985. This lawsuit was filed by an individual for monies, in the amount of $23,451, allegedly owed to him for consulting work performed for the Company. Management is vigorously contesting these allegations and the case is set up to proceed to trial on August 18, 2003.

In October 2001, PNC Bank (see Note 7a of Notes to financial statements) filed suit in the Court of Common Pleas, Hamilton County, Ohio, against the Company for non-payment of the principal balance owed and for a default of the personal guaranty. On November 19, 2001, the Company received notification from the bank that it would settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15, 2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President. This note was settled in March 2002 (see Note 2) and the suit was dismissed.

     Other than as stated above, there is no current outstanding litigation in which we are involved in other than routine litigation incidental to ongoing business.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

          There were no matters voted upon by the shareholders during the fourth quarter ended December 31, 2002.


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
                                                   Common  Stock

                                                High           Low
For  the  2002  fiscal  year                -----------    -----------
----------------------------

First  Quarter                                 $.09           $.01
Second  Quarter                                $.18           $.05
Third  Quarter                                 $.07           $.04
Fourth  Quarter                                $.08           $.03

For  the  2001  fiscal  year
----------------------------
First  Quarter                                 $1.00          $0.28
Second  Quarter                                $0.31          $0.07
Third  Quarter                                 $0.09          $0.03
Fourth  Quarter                                $0.03          $0.01


SECURITY  HOLDERS

         At April 11, 2003 there were 83,743,997 shares our common stock outstanding which were held by approximately 121 stockholders of record.


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

Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the fiscal year ended December 31, 2002, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. On November 26, 2002 we issued 4,000,000 shares to Professional Management and Consulting Services, Inc.
(PMCS) and 4,000,000 shares to Merritt Jesson. All of such shares were issued at $.025 per share. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2001.

     For the period ended December 31, 2002, the Company incurred a net loss of $429,821, or $.01 per share compared to a net loss of $1,324,954, or $.08 per share, for the year ended December 31, 2001. The decrease in net loss reflects the decrease in costs and expenses over the prior period. The Company generated revenues of $2,349,139 from retail sales for the year ended December 31, 2002.

     The Company's total operating expenses decreased $478,558 to $2,906,150 for the year ended December 31, 2002 from $3,384,708 for the year ended December 31, 2001. This decrease in expenses is attributed to a $238,494 decrease in selling, general and administrative expenses.

     The Company's loss from operations decreased by $895,133 from $1,324,954 at December 31, 2001 to $429,821 at December 31, 2002.



RESULTS OF OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores, continuing royalty fees, and initial franchise fees. Revenue increased by $416,575 (20.2%) to $2,476,329 in 2002 from $2,059,754 in 2001. This increase is partially attributable to all four retail stores being open for a full twelve months in 2002.

Cost of Sales as a percentage of retail sales decreased to 63.7% for 2002 compared to 72.1% for 2001. This was a result of management's continued purchasing program and emphasis on increasing sales of more profitable items.

Selling, general and administrative expenses decreased $238,494 in 2002 compared to the year 2001. This decrease was the result of elimination of corporate staff and the continued program of cost containment at both the retail stores and the corporate office.

Interest expense decreased by $43,031 in 2002 compared to 2001 and $100,926 was realized in 2002 in cost reduction due to settlements and restructuring of debt.

As a result of the above, the Company reflected a net loss of $429,821 or $.01 per share in 2002 compared to a net loss of $1,324,954 or $.08 per share in 2001.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2002 and 2001, current liabilities exceeded current assets by approximately $809,000 and $949,000 respectively. During 2002 we secured new equity in the amount of $246,873, converted debentures to equity in the amount of $55,300 and debt to equity in the amount of $252,954. We expect to continue to raise additional equity as needed to cover operating expenses and support continued growth in the future. We may not be able to raise additional equity on terms favorable to the Company, if at all.

The company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from the operation of the Company's retail stores and ongoing franchise operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Our independent auditors have included an explanatory paragraph in their report stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements.

At this time the Company has already embarked upon an campaign to meet these needs in several ways. First of all, we are expanding our franchising efforts to include the availability of several statewide territories. The Company anticipates that this may bring both franchise fee revenue and financial support in developing new stores.

Secondly, ongoing discussions are being held with both equity sources and financing sources regarding additional funds. Part of this would entail inventory and receivable financing to allow the implementation of our dealer program which, in accordance with our business plan, may result in significant new revenues.

The Company expects the implementation of the above will provide the Company with its immediate financial requirements to enable it to continue as a going concern. In the event the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

NEW ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The adoption of this standard had no effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. The Company is required to adopt SFAS No. 145 in fiscal 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated by the Company after fiscal 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

IMPACT OF INFLATION

Inflationary factors have not had a significant effect on our operations.

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

ITEM  7.  FINANCIAL  STATEMENTS.

         The financial statements for the year ended December 31, 2002 are attached to this filing after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CORPORATE  PERSONS;
          COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The following table sets forth certain information regarding the members of our board of directors and its executive officers as of December 31, 2002:

      Name             Age             Position
      ----             ---             --------

Sean Fitzgerald*        32             President

Robert  White           56             Chief  Financial  Officer  and  Director

John  Fitzgerald*       55             Director

William Angell          69             Director

----------------
* As of the date hereof, April 11, 2003, both Sean Fitzgerald and John Fitzgerald have resigned their positions and as officers of the Company. Currently, the board of directors consists of Robert White, the Company's Chief Financial officer, John Fitzgerald and Dr. William Angell.

         Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

       SEAN FITZGERALD has served as our vice president since 1993, as our treasurer since November 2000 and as our President since November 2002. On April 4, 2003. Mr. Fitzgerald resigned as our President. Mr. Fitzgerald was primarily responsible for overseeing the daily operations of the Ohio based company-owned store, training franchisees on store operations and maintaining ongoing contact with franchisees to assist in their daily operation. Mr. Sean Fitzgerald also oversees all of our advertising and marketing programs. In 1996 Sean Fitzgerald received a Bachelors degree in marketing from the University of Cincinnati. Sean Fitzgerald is the son of John Fitzgerald, our President.

         ROBERT WHITE has served as our chief financial officer and a director since March 2001. Since January 1994, Mr. White has served as the president of Robert L. White & Associates and Andrews & White, Ohio based accounting firms. Mr. White's firm has served as the Company's accountant for the past four years. In 1972 Mr. White received his B.S. degree in accounting from the University of Cincinnati.

     JOHN FITZGERALD has served as our President and a member of our Board of Directors since February 1993. On May 22, 2002 Mr. Fitzgerald resigned. In 1987, Mr. Fitzgerald founded, Fitzgerald Urethanes, Inc., a truck accessories store. Prior to working with us, Mr. Fitzgerald owned and operated Reaction Plastics, Inc., a plastics manufacturing company, which he sold in 1994. Prior to 1993, Mr. Fitzgerald held various positions including: International Urethane Director for H.C. Price (1976 to 1978); Eastern Sales Manager for Foam Systems, Inc. (1978 to 1984); and regional salesman for Owens-Corning Fiberglass (1972 to 1976). Mr. Fitzgerald has 30 years experience in sales and marketing and 15 years experience in management. Mr. Fitzgerald received a Bachelors degree in marketing from the University of Fort Lauderdale. John Fitzgerald is the father of Sean Fitzgerald, our Treasurer and executive vice president.

      William Angell has served as a member of our Board of Directors since June 24, 2002. For at least the last five years, Mr. Angell has been a cardio vascular surgeon in Tampa, Florida. Mr. Angell is also a Managing director of Pups Investments, LLC., a Florida based limited liability company.



ITEM  10.  EXECUTIVE  COMPENSATION

                           SUMMARY  COMPENSATION  TABLE

         The following table sets forth information concerning the total compensation that we have paid or accrued on behalf of our chief executive officer during the fiscal periods ending December 31, 2000, 2001 and 2002. Our President did not receive a salary and cash bonus in excess of $100,000 for services rendered during such fiscal years.

                           SUMMARY  COMPENSATION  TABLE
                             Long-Term  Compensation
                           --------------------------


         Annual  Compensation                 Awards               Payouts
         -------------------                 ------               -------
Name  and                             Restricted
Principal                            Stock
Position(s)       Year    Salary($)  Bonus($)  Other($)        Awards(#  shares)
                                              Compensation

                   2002    $32,577.02
John  Fitzgerald,  2001    $   75,000
President          2000    $   75,000

Sean Fitzgerald    2002    $57,923.26
President

Robert White       2002    $14,772.00
Chief Financial Officer


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

                           Number  of  Shares  of             Percent of
                              Common  Stock                   Common Stock
                              Beneficially                    Beneficially
Name  of                     Owned  or  Right                 Owned or Right
Beneficial  Owner            to  Direct  Vote (1)            to Direct Vote (2)
- ----------------            ------------------             ------------------
John  Fitzgerald                3,894,000(3)                        4.6%

Robert  White                     100,000(4)                         (*)

Dr. William Angell             26,151,853(5)                      31.22%

PUPS Investment LLC            26,151,853(5)                      31.22%

Professional Management
Consulting Services LLC(6)       4,000,000(6)                      4.77%

Executive  Officers  and     30,145,853(3)(4)                     35.99%
Directors  as  a  group
(3  persons) (5)
-------------

(*) Represents less than one percent (1%) of the outstanding shares of our common stock.

(1) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after April15, 2003. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the persons listed.

(2) Such figures are based on 83,743,997 shares of our common stock issued and outstanding as of April 11, 2003. Such figures do not include an aggregate of 16,666,666 shares of the Company's common stock which PUPS Investment LLC, has the right to acquire pursuant to the Securities Purchase Agreement with the Company which right to acquire shares has subsequently been transferred to Professional Management and Consulting Services, Inc. ("PMCS"). Merritt Jesson is the President of PMCS.

(3) Includes 144,000 shares of our common stock owned by Fitzgerald Urethanes, Inc., an inactive company of which John Fitzgerald is president. Of the shares previously owned by Mr. Fitzgerald, 5,000,000 shares of common stock have been pledged as collateral pursuant to the Company's Non-Negotiable Promissory Note dated February 28, 2002 with Cornell Capital Partners, LP. Such pledged shares have been liquidated by Cornell in accordance with the Promissory Note and, as such, the remaining 3,350,000 shares will be returned to John Fitzgerald.

(4) Includes 100,000 shares owned by Andrews & White of which Robert White is the President and its controlling shareholder.

(5) Includes an aggregate of 26,151,853 shares of the Company's common stock owned by PUPS Investments LLC, a Florida limited liability company, of which Dr. Angell, one of our directors, is the Managing Partner.

(6) The named shareholder owns 4,000,000 shares of the Company's common stock. Such figure does not include PMCS' right to acquire an additional 16,666,666 shares of common stock at a purchase price of $.03 per share because such rights agreement prevents PMCS from owning more than 9.9% of the Company's issued and outstanding shares of common stock.

Sean Fitzgerald, our former President own 615,000 shares of our common stock.


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

     As of December 31, 2001 and 2000, we were indebted to John Fitzgerald, our Former President, in the amounts of $16,562 and $56,393, respectively. Mr. Fitzgerald had waived payment of any interest, however, interest was being imputed at 8.5% per annum, which amounted to $3,158 and $2,952 for 2001 and 2000, respectively. Such loan was repaid by the Company. During 2002, this officer resigned his position but continued as a director of the Company. The
Company continued to pay certain benefits on his behalf, which were to be reimbursed to the Company. As of December 31, 2002, such un-reimbursed expenses owed to the Company aggregated $14,863.

     In May 2000 we acquired our Kentucky based company-owned store from a franchisee, Brian Glover, for the purchase price of $286,942 which was off set by $73,042 in royalties owed to us and we issued 30,000 shares of our common stock. Mr. Glover was at that time a Vice President of the Company.

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

        Pursuant to the agreement with PUPS Investments LLC, William Angell, a managing partner of the PUPS Investments LLC, was elected as and currently serves as member of our board of directors.

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


ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


ITEM  14.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

A.  Exhibits

Exhibit  No.               Description
- -----------               -----------

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

10.12  Amendment No. 1 to Stock Purchase Agreement

         (b)  REPORTS  ON  FORM  8-K

     The Company did not file a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PICK  UPS  PLUS,  INC.


                                       By:  /s/  ROBERT  WHITE
                                           --------------------------
                                           Robert  White,
                                           Chief  Financial  Officer
                                           Principal Accounting Officer
                                           Principal Executive Officer


Dated:  April 14, 2003



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Name                                   Title                      Date
------------------------         ----------------          ---------------------

/s/ John Fitzgerald
--------------------
John Fitzgerald                       Director                April 14, 2003

/s/  William Angell
--------------------
William Angell                        Director                April 14 , 2003

/s/ Robert  White
--------------------
Robert White                          Director                April 14, 2003

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                                  PAGE(S)
                                                                                                                  -------

Independent Auditors' Report                                                                                       F - 2

Balance Sheets as of December 31, 2002 and 2001                                                                    F - 3

Statements of Operations for the Years Ended December 31, 2002 and 2001                                            F - 4

Statement of Shareholders' Deficit for the Years Ended from December 31, 2002 and 2001                             F - 5

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001                                            F - 6

Notes to Financial Statements                                                                                      F - 7

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Pick-Ups Plus, Inc.
Cincinnati, Ohio


We have audited the accompanying balance sheets of Pick-Ups Plus, Inc. as of December 31, 2002 and 2001, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pick-Ups Plus, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $429,821 and $1,324,954 for the years ended December 31, 2002 and 2001, respectively, and, as of December 31, 2002, had a working capital deficiency of $809,148 and a shareholders' deficit of $771,036. These conditions (and others, see Note 13) raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in Note 2.



                                                -------------------------------
                                                  LAZAR LEVINE & FELIX LLP

New York, New York
April 5, 2003

                               PICK-UPS PLUS, INC.
                               -------------------
                                 BALANCE SHEETS
                                 --------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

                                   - ASSETS -
                                                                                           2002           2001
                                                                                       -----------    -----------
CURRENT ASSETS:
     Cash                                                                              $     6,779    $    34,808
     Accounts  receivable  - net of allowance  for doubtful  accounts of $887
       for 2001                                                                              6,981          1,640
     Inventories                                                                           152,736        118,854
     Prepaid expenses and other current assets                                              21,082        118,909
     Note receivable from franchisee                                                        20,000              -
     Loan receivable - director                                                             14,863              -
                                                                                       -----------    -----------
TOTAL CURRENT ASSETS                                                                       222,441        274,211
FIXED ASSETS                                                                                80,802        116,307
OTHER ASSETS:
     Security deposits and other assets                                                     13,810         51,305
                                                                                       -----------    -----------

                                                                                       $   317,053    $   441,823
                                                                                       ===========    ===========

                                           - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Notes payable - bank                                                              $         -    $   252,954
     Accounts payable                                                                      537,022        534,096
     Accrued expenses                                                                       27,780         53,990
     Sales tax payable                                                                     279,175        147,720
     Loans payable - current                                                               172,289        204,330
     Capitalized lease payable - current                                                    15,323         13,215
     Loans payable - officer                                                                     -         16,562
                                                                                       -----------    -----------
TOTAL CURRENT LIABILITIES                                                                1,031,589      1,222,867
                                                                                       -----------    -----------
NON-CURRENT LIABILITIES:
     Loans payable                                                                               -         76,080
     Capitalized leases                                                                          -         20,443
     Convertible debentures                                                                 56,500        111,800
                                                                                       -----------    -----------

                                                                                            56,500        208,323
                                                                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                     -              -
     Common stock, $.001 par value; 100,000,000 shares authorized, 76,281,497 and
       30,012,675 shares issued for 2002 and 2001, respectively                             76,281         30,013
     Additional paid-in capital                                                          2,615,048      1,813,164
     Stock subscription receivable                                                        (200,000)             -
     Accumulated deficit                                                                (3,262,365)    (2,832,544)
                                                                                       -----------    -----------
                                                                                          (771,036)      (989,367)
                                                                                       -----------    -----------

                                                                                       $   317,053    $   441,823
                                                                                       ===========    ===========

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------



                                                        2002            2001
                                                    ------------    ------------
REVENUES:
     Retail sales                                   $  2,349,139    $  1,954,881
     Initial franchise fees                               70,000          50,000
     Royalties                                            57,190          54,873
                                                    ------------    ------------
                                                       2,476,329       2,059,754
                                                    ------------    ------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                     1,496,496       1,409,879
     Selling, general and administrative expenses      1,488,598       1,727,092
     Goodwill impairment charges                               -         183,635
     Other (income)                                         (404)         (1,315)
     Settlement of accounts payable                     (100,926)              -
     Interest expense                                     22,386          65,417
                                                    ------------    ------------
                                                       2,906,150       3,384,708
                                                    ------------    ------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES         (429,821)     (1,324,954)

     Provision (credit) for income taxes                       -               -
                                                    ------------    ------------

NET LOSS                                            $   (429,821)   $ (1,324,954)
                                                    ============    ============


BASIC/DILUTED LOSS PER COMMON SHARE                 $       (.01)   $       (.08)
                                                    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            59,903,589      16,289,619
                                                    ============    ============

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                       ----------------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                                                                                           TOTAL
                                                                   ADDITIONAL         STOCK          ACCUMULATED   ---------------
                                           COMMON STOCK           PAID-IN        SUBSCRIPTION    ----------------    SHAREHOLDERS'
                                        SHARES        AMOUNT      CAPITAL         RECEIVABLE         DEFICIT            DEFICIT
                                    -------------  ----------  ------------    ------------      ----------------  ---------------


Balance at January 1, 2001             12,778,932  $   12,779  $  1,215,404    $         -       $     (1,507,590) $      (279,407)

Compensatory shares                     4,188,003       4,188       268,312              -                     -           272,500

Shares issued in satisfaction of
   accounts payable                        22,250          22        22,228              -                     -            22,250

Sale of common shares                   4,269,858       4,270       157,230              -                     -           161,500

Conversion of debentures                8,453,632       8,454       129,132              -                     -           137,586

Imputed interest on shareholder
   loan                                        -           -          3,158              -                     -             3,158

Shares issued in connection with
   asset acquisition                      300,000         300        17,700              -                     -            18,000

Net loss for the year ended
   December 31, 2001                           -           -             -               -             (1,324,954)      (1,324,954)
                                    -------------  ----------  ------------    ------------      ----------------  ---------------

Balance at December 31, 2001           30,012,675      30,013     1,813,164              -             (2,832,544)        (989,367)

Conversion of debentures                6,596,969       6,597        48,703              -                     -            55,300

Loans payable converted to equity      12,651,853      12,651       240,303              -                     -           252,954

Sale of common shares                  21,500,000      21,500       425,373        (200,000)                   -           246,873

Compensatory shares                     5,520,000       5,520        87,505              -                     -            93,025

Net loss for the year ended
   December 31, 2002                           -           -             -               -               (429,821)        (429,821)
                                    -------------  ----------  ------------    ------------      ----------------  ---------------

Balance at December 31, 2002           76,281,497  $   76,281  $  2,615,048    $   (200,000)     $     (3,262,365) $      (771,036)
                                    =============  ==========  ============    ============      ================  ===============


                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ----------------------------------------------

                                                                                             2002           2001
                                                                                        -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $  (429,821)   $(1,324,954)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                        123,148         82,629
       Bad debt provision                                                                         -           (712)
       Compensatory shares                                                                   93,025        140,500
       Imputed interest on shareholder loan                                                       -          3,158
       Impaired goodwill                                                                          -        183,635
    Changes in assets and liabilities:
       (Increase) decrease in accounts and note receivable                                  (25,341)         4,447
       (Increase) in inventory                                                              (33,882)       (17,921)
       Decrease in prepaid expenses and other                                                16,077         31,941
       Increase in accounts payable                                                           2,926        287,437
       (Decrease) increase in accrued expenses                                              (26,210)        40,065
       Increase in sales tax payable                                                        131,455         78,245
                                                                                        -----------    -----------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                       (148,623)      (491,530)
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                     (4,893)       (49,600)
    Security deposits and other assets                                                       36,495            500
    Cost in excess of net assets acquired                                                         -        (56,500)
                                                                                        -----------    -----------
         NET CASH PROVIDED (UTILIZED) BY INVESTING ACTIVITIES                                31,602       (105,600)
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) of bank credit lines                                                         -       (140,146)
    Proceeds from long-term debt                                                                  -        102,000
    Principal payments of long-term debt                                                   (108,121)       (63,112)
    Payments of capitalized leases                                                          (18,335)       (12,602)
    Loans advanced to director/officer                                                      (31,425)       (39,831)
    Acquisition debt                                                                              -         83,000
    Proceeds from debentures                                                                      -        300,000
    Net proceeds from issuance of common stock                                              246,873        110,886
                                                                                        -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                           88,992        340,195
                                                                                        -----------    -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (28,029)      (256,935)
    Cash and cash equivalents, beginning of year                                             34,808        291,743
                                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $     6,779    $    34,808
                                                                                        ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the year:
         Interest                                                                       $    19,086    $    52,303
         Taxes                                                                                    -              -
(ii) During 2001,  the Company  issued  300,000 shares of common stock valued at
     $18,000 in connection with the acquisition of certain assets
(iii)During 2002, the Company  issued (a) 6,596,969  shares of common stock upon the conversion of debentures  aggregating $55,300 and (b) 12,651,853 common shares upon the conversion of loans payable in the amount of $252,954

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 1 - DESCRIPTION OF COMPANY:

         Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently 7 franchised locations in operation and until February 2003 there were 4 Company owned-stores (see also Note 2). Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.


NOTE 2 - GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS:

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the Company realized a net loss of $429,821 and also sustained substantial operating losses in 2001, 2000 and 1999 of $1,324,954, $1,146,347 and $275,777, respectively. In addition, the
         Company has used significant amounts of working capital in its operations and, as of December 31, 2002, current liabilities exceed current assets by $809,148 and total liabilities exceed total assets by $771,036.

         Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of December 31, 2002, sales tax collected from customers and unpaid aggregated $279,175. The Company has not accrued any interest and penalty costs associated with this liability and is hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

         In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

         On March 29, 2001, the Company entered into (i) a Placement Agent Agreement (the Agreement) with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and
         (ii) an Equity Line of Credit Agreement (the Equity Line) with Cornell Capital Partners, LP (Cornell) whereby the Company will sell to Cornell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company also agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested in the Company by Cornell. On February 28, 2002, the Company entered into a Termination Agreement with Cornell, terminating the Equity Line. In addition, the Company entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates a prior note between the Company and Cornell dated July 14, 2001, of which the principal amount was $100,000 with an annual interest rate of 12% (the "Original Note"). At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal
         Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the
         Termination Agreement and the Renewal Note, the Company issued to Cornell 50,000 shares of the Company's common stock. The payment and the performance of the Renewal Note has been unconditionally

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 2 - GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS (CONTINUED):

         guaranteed personally by the Company's then Chairman of the Board/President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty. As of December 31, 2002, the balance owed to Cornell was $44,770. In February 2003, subsequent to the balance sheet date, Cornell exercised its right to sell the pledged shares thereby
         satisfying the outstanding   balance.

         Effective March 15, 2002 (the "Closing Date"), the Company entered into a Stock Purchase Agreement dated March 14, 2002 (the "Purchase Agreement") with PUPS Investment, LLC, a Florida limited liability company ("LLC"), pursuant to which the Company agreed to issue and sell to LLC, and LLC agreed to purchase from the Company, from time to time in accordance with a schedule of purchases and sales over the following three (3) months, an aggregate of 21,500,000 shares of the Company's common stock, for an aggregate purchase price of $500,000. The initial purchase of 7,500,000 shares (the "Initial Purchase") was completed on the Closing Date for an aggregate purchase price of $150,000 (the "Initial Purchase Price"). LLC had also loaned $150,000 to the Company at various times between January 29, 2002 and March 13, 2002. On the Closing Date, such loans were terminated and all sums were treated as a prepayment toward the total Initial Purchase Price due on the Closing Date. As of December 31, 2002, the Company had issued the entire block of 21,500,000 shares of common stock with the remaining balance of $200,000 to be received by the Company in 2003. In October of 2002 Professional Management & Consulting Services Group, Inc. (PMCS) assumed the liability for the remaining $200,000 and was assigned 8,000,000 shares out of the initial block of 21,500,000. As of April 5, 2003, $125,000 in cash had been received leaving a balance due the Company of $75,000.

         The Purchase Agreement also provided LLC with an option to purchase from the Company, at any time on or before December 31, 2002, up to an additional 16,666,666 shares of the Company's Common Stock for an aggregate purchase price of $500,000. This option was assumed by (PMCS) and the time period was extended until December 31, 2003. The Purchase Agreement further provides that the Company shall take prompt action to appoint a representative of LLC to the Board of Directors of the
         Company.  The  Company  also  agreed  to  pay  a  5%  finder's  fee  to
         Professional Management and Consulting Services Group, Inc. in connection with the Purchase Agreement.

         Simultaneously with the execution of the Purchase Agreement, LLC acquired all right, title and interest in a promissory note dated May 3, 2000 executed and delivered by the Company in favor of PNC Bank, National Association ("PNC") in the original principal amount of $300,000, (the "Note"). In consideration of LLC's acquisition of the Note, the Company agreed to make the Note convertible into 12,651,853 shares of common stock (the "Conversion Agreement"). LLC exercised the Conversion Agreement in full, effective March 15, 2002. This transaction also included the issuance of an additional 100,000 shares of the Company's Common Stock to PNC to settle the default on the Note. See also Note 7a.

         In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company also terminated certain employees, effected pay-cuts, and continues to implement cost-containing measures. Through December 31, 2002, management was successful in settling some of its payables at reduced amounts and as such, the December 2002 statement of operations reflects approximately $101,000 of income from such settlements. Management intends to continue to negotiate reduced payment amounts with certain vendors.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 2 - GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS (CONTINUED):

         In March 2003, subsequent to the balance sheet date, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The closure of these stores will eliminate the related overhead costs, thus reducing the continuing cash needed for operations. Management expects that the remaining 2 stores in operation will generate a positive cash flow.

         Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies, which are considered particularly significant.

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

  (C)    INVENTORIES:

         Inventories, which consist solely of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. Market is considered as net realizable value.

  (D)    FIXED ASSETS:

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

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  (E)    INTANGIBLE ASSETS:

         In December 2000, the Company determined that the goodwill associated with businesses acquired during that year (see Note 4) was impaired and as a result, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", reflected a write-down of $119,504 and reduced the life of the remaining balance to 7 years. In December 2001, after further analysis, management determined that the remaining goodwill, as well as goodwill recorded in connection with an acquisition in August 2001, was impaired and as a result recorded an impairment charge of $183,635 in 2001. The write-downs and impairment charge were based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with these stores.

         Amortization expense for the year ended December 31, 2001 aggregated $30,166.

  (F)    REVENUE RECOGNITION:

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

  (G)    ADVERTISING AND PROMOTION COSTS:

         Advertising and promotion costs are expensed as incurred in accordance with SOP No. 93-7 "Reporting on Advertising Costs". For the years ended December 31, 2002 and 2001, such costs aggregated $40,416 and $109,150, respectively.

  (H)    INCOME TAXES:

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

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  (I)    EARNINGS (LOSS) PER SHARE:

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

  (J)    FAIR VALUE:

         The carrying amounts of cash, trade receivables, accounts payable and debt obligations approximate fair value, as of December 31, 2002 and 2001.

  (K)    RECLASSIFICATION:

         Certain   reclassifications  have  been  made  to  the  2001  financial statements to conform to the classification used in 2002.

  (L)    RECENT ACCOUNTING PRONOUNCEMENTS:

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supercede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The adoption of this standard had no effect on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 will generally require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items. The Company is required to adopt SFAS No. 145 in fiscal 2003.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 will apply to exit or disposal activities initiated by the Company after fiscal 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods for transition to SFAS No. 123's fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 4 - ACQUISITION:

         On August 2, 2001, the Company completed the acquisition of certain assets of an unrelated entity located in Akron, Ohio. The purchase price was paid as follows: (a) $65,000 in cash at closing; (b) issuance of a $44,000 non-interest bearing note payable in equal monthly installments of $4,000 commencing September 2001 and (c) issuance of a $39,000 non-interest bearing note payable no later than 30 days after closing upon the satisfaction of certain conditions. The Company also issued 300,000 shares, valued at $18,000, of its common stock as part of the purchase price. The assets acquired consist of store fixtures, shop equipment and inventory and the Company recorded goodwill in the amount of $56,500. The Company is paying the required monthly installments on the $44,000 note, and, as of December 31, 2002, the remaining balance was $7,773. However, as of the date of this report, the seller has not met the conditions required in order for the $39,000 note to be paid. Management has settled this issue for $41,000 (including additional charges) payable over 12 months @ 6% interest.

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

         In March 2003, subsequent to the balance sheet date, in an effort to contain costs, the Company decided to cease operations at the Akron and Muncie stores.

         On May 1, 2000, the Company completed the acquisition of the assets of a franchisee located in Florence, Kentucky. The purchase price of $286,942, was offset by royalties owed to the Company by this franchisee, aggregating $73,042 (including $70,578 from prior years). The remaining balance of $213,900 was payable (as amended) in cash of $210,600 and 30,000 shares of Company common stock at an aggregate value of $3,300. The Company paid $60,000 at the time of closing and the remaining cash portion of the purchase price was paid, by agreement, prior to June 30, 2001. Costs in excess of the assets acquired of $214,500 were being amortized on a straight-line basis over ten (10) years.

         The above acquisitions were recorded utilizing the purchase method of accounting. In 2001 and 2000, the Company determined that a portion of the goodwill associated with these businesses was impaired and as a result recognized impairment charges (see Note 3e).

NOTE 5 - NOTE RECEIVABLE FROM FRANCHISEE:

         On September 30, 2002, the Company entered into an Area Development Franchise Agreement with 2 shareholders of the Company, and received a promissory note as payment for the $45,000 fee. On October 21, 2002, the Company received $25,000 of this fee. As of December 31, 2002, the remaining $20,000, which was to be paid in equal installments in November and December 2002, remains unpaid

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 6 - FIXED ASSETS:

         Fixed assets is comprised of the following:

                                                             2002       2001
                                                          --------   --------
        Furniture and fixtures                            $ 75,208   $ 74,976
        Machinery and equipment                             37,635     32,974
        Transportation equipment                             9,200     38,039
        Capitalized leases                                  66,716     66,716
                                                          --------   --------
                                                           188,759    212,705
        Less: accumulated depreciation and amortization    107,957     96,398
                                                          --------   --------
                                                          $ 80,802   $116,307
                                                          ========   ========

         Depreciation and amortization expense aggregated $40,398 and $48,162 for 2002 and 2001, respectively.


NOTE 7 - LOANS PAYABLE:

  (A)    LINE OF CREDIT:

         In May 2000,  the Company  entered into an agreement with its bank (PNC
         Bank) to provide a line of credit in the amount of $300,000. Borrowings under this line, which bore interest at an annual rate equal to the bank's prime lending rate + 1%, were collateralized by all of the Company's assets, the unlimited personal guaranty of the Company's President as well as 144,000 shares of the Company's common stock held by its President. The principal payment on this credit line was due in June 2001.

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

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 7 - LOANS PAYABLE (CONTINUED):

  (C)    LOANS PAYABLE:

         On July 14, 2001 the Company entered into a promissory note with Cornell Capital Partners, LP (Cornell) in which the Company was to receive an aggregate of $200,000, repayable with interest at an annual rate of 12%. Repayment of this loan was to occur within forty-five business days from the date on which the Company was in receipt of the principal sum of $200,000. In March 2002, the Company entered into a non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates the note of July 14, 2001 (the "Original Note"). At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by the Company's Chairman of the Board/ President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty. As of December 31, 2002, the balance owed to Cornell was $44,770

         Loans payable as of December 31, 2002 and 2001 consists of the following:

                                                                                               2002      2001
                                                                                            --------   --------
         Small  business  loan;  monthly  payments  of $1,335,  annual  interest  rate of
           10.25%, matures in July 2003                                                     $ 77,889   $ 86,004
         Equipment loans payable                                                                 857     20,633
         Notes payable re: acquisition - Akron, Ohio (see Note 4)                             46,773     71,773
         Note payable - Cornell                                                               44,770    100,000
         Loan payable - Other                                                                  2,000      2,000
                                                                                            --------   --------
                                                                                             172,289    280,410
         Less: current maturities                                                            172,289    204,330
                                                                                            --------   --------
                                                                                        $          -   $ 76,080
                                                                                            ========   ========


  (D)    CAPITALIZED LEASE OBLIGATIONS:

         The Company is the lessee of telephone and computer equipment under various leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases, included in depreciation expense for the years ended December 31, 2002 and 2001, aggregated $17,360 and $19,479, respectively.

         The interest rates on the capitalized leases were based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 8 - RELATED PARTY TRANSACTIONS:

         As of December 31, 2001, the Company was indebted to an officer of the Company in the amount of $16,562. Interest on this loan, which was payable on demand, was imputed at 8 1/2% per annum. The officer waived payment of any interest, however, and such amounts were recorded as additional paid-in capital.

         During 2002, this officer resigned his position but continued as a director of the Company. The Company continues to pay certain benefits on his behalf, which are to be reimbursed to the Company. As of December 31, 2002, such un-reimbursed expenses aggregated $14,863.


NOTE 9 - CONVERTIBLE DEBENTURES:

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

         In January 2002, an aggregate of $55,300 of additional debentures were converted in exchange for 6,596,969 shares of Company common stock.


NOTE 10 - CAPITAL STOCK AND EQUIVALENTS:

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

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 10 - CAPITAL STOCK AND EQUIVALENTS (CONTINUED):

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

         As of December 31, 2001, holders of the Company's Debentures converted $188,200 of such debentures and received an aggregate of 8,453,632 shares. During October and November 2001, the Company received $72,000 from investors in exchange for the issuance of 2,700,000 shares of its common stock and warrants to purchase an aggregate of 800,000 shares of Company common stock (400,000 at an exercise price of $.30 per share and 400,000 at an exercise price of $.50 per share).

         In January 2002, the Company issued 6,596,969 shares of common stock as a result of certain debenture holders electing to convert $55,300 of such debentures.

         In March 2002, PUPS Investment, LLC (see Note 2) assumed and satisfied the Company's note payable to its bank (see Note 7a). In connection therewith, the Company repaid PUPS Investment, LLC through the issuance of 12,651,853 shares of its common stock. As discussed in Note 2, as additional consideration for the Termination Agreement and the Renewal Note, the Company issued to Cornell 50,000 shares of the Company's common stock. The Company also issued an aggregate of 5,470,000 shares of common stock in lieu of payment of fees and employee bonuses.

         In connection with a Stock Purchase Agreement entered into with PUPS Investment, LLC, (see Note 2) the Company agreed to issue and sell to this entity an aggregate of 21,500,000 shares of the Company's common stock. As of December 31, 2002, the Company had issued all of the common shares and received net proceeds of $246,873.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 11 - INCOME TAXES:

         No provision for Federal and state income taxes has been recorded since the Company has incurred losses for 2002 and 2001. Deferred tax assets at December 31, 2002 and 2001 consist primarily of the tax effect of the net operating losses that expire in years beginning in 2019 and which amounts to approximately $1,100,000 at December 31, 2002. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2002 and 2001 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

  (A)    LEASE OBLIGATIONS:

         The Company is obligated  presently for future minimum lease  payments,
         pursuant  to  renewable  leases,   retail  space,  in the
         following amounts:

                     2003                                      $ 133,032
                     2004                                        112,892
                     2005                                         89,994
                     2006                                         68,238
                                                               ---------
                                                               $ 404,156
                                                               =========
         In addition, the Company rents office and retail space, on a month to month basis, for $2,800 per month.

         Rental expense for 2002 and 2001 aggregated $240,453 and $203,163 respectively.

  (B)    MAJOR SUPPLIERS:

         The Company purchases its inventory from two major suppliers. Purchases for the year ended December 31, 2002 and 2001 aggregated $720,029 and $657,050, respectively and accounts payable to these two vendors at December  31, 2002 and 2001 was  $148,063 and $107,226, respectively.

  (C)    CONSULTING AGREEMENTS:

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

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

  (C)    CONSULTING AGREEMENTS (CONTINUED):

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


NOTE 13 - LEGAL PROCEEDINGS:

         On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on
         October 8, 2002 alleging violations of the California Franchise Investment Law, breach of contract, fraud, etc. The allegations also include claims that the Company's franchise offering was not registered with the State of California, that the Company failed to make required disclosures, made fraudulent disclosures, breached the franchise agreement executed by the franchisee, all claims giving rise to rescission and/or damages. The Company has filed an answer denying the allegations and setting up affirmative defenses. In addition, the Company has filed a Cross-Complaint, alleging among other things, fraud, that the franchisee did not intend to perform under the franchise agreement and claiming that the franchisee is using the Company's trademarks, without payment of royalties. The Company alleges a right to damages and intends to file a Motion compelling the franchisee to arbitrate their claims. Counsel to the Company is unable to evaluate the likelihood of any outcome in this case at this time.

         On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location (see Note 4). The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The complaint seeks specific performance as well as general and punitive damages. Discovery in this matter is still ongoing and the Company anticipates defending this case vigorously.

         Management is also aware of a lawsuit filed pending in Clermont County Common Please Court under Case No. 2002 CVH 00985. This lawsuit was filed by an individual for monies, in the amount of $23,451, allegedly owed to him for consulting work performed for the Company. Management is vigorously contesting these allegations and the case is set up to proceed to trial on August 18, 2003.

         In October 2001, PNC Bank (see Note 7a) filed suit in the Court of Common Pleas, Hamilton County, Ohio, against the Company for non-payment of the principal balance owed and for a default of the personal guaranty. On November 19, 2001, the Company received notification from the bank that it would settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15,
         2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President. This note was settled in March 2002 (see Note 2) and the suit was dismissed.

                               PICK-UPS PLUS, INC.
                               -------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

NOTE 13 - LEGAL PROCEEDINGS (CONTINUED):

         On February 8, 2001, co-plaintiffs Media Force Incorporated and Intec Solutions, Inc filed a lawsuit in the Circuit Court of Boone County, Kentucky, against the Company. A specific amount was not stated but apparently, the plaintiffs were seeking an amount in excess of $60,000 for goods and services allegedly rendered for which they claim the Company made no payment. The plaintiffs also pled fraud based upon allegations that the Company knew that it could not pay for the services when ordered (designing and building a website) and that management failed to disclose restrictions on Company common stock which the plaintiffs accepted in partial satisfaction of the amount claimed due. The Company claimed that it was owed money by the plaintiffs and filed a counter claim alleging breach of contract, fraud, breach of warranty, unjust enrichment and promissory estoppel. Plaintiffs denied the counterclaim. In December 2002, the Company reached a settlement with the plaintiffs and agreed to pay $2,000 per month for 10 months. As of April 5, 2003, the Company is current with such payments and the case will be dismissed when all required payments have been made.

         There is no other current outstanding litigation in which the Company is involved other than routine claims for amounts owed to vendors and consultants incidental to ongoing business.