Form 10QSB
period 2003-03-31
PICK UPS PLUS INC
filed 2003-05-20
CIK 1074961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                              FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number 000-28255

                               PICK-UPS PLUS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                   31-12440524
--------------------------------------------------------------------------------
(State or other  jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

              4360 Ferguson Drive, Suite 120, Cincinnati, OH 45245
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 943-4100
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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


There were 76,281,497 shares of the registrant's common stock outstanding as of March 31, 2003.


Transitional Small Business Disclosure Format                 Yes [ ] No [X]

                               PICK-UPS PLUS, INC.


                                    - INDEX -

                                                                                              Page(s)
                                                                                              -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements
           Condensed Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002            3
           Condensed Statements of Operations - Three Months Ended March 31, 2003
              and 2002 (unaudited)                                                                4

           Condensed Statements of Cash Flows - Three Months Ended March 31, 2003 and
              2002 (unaudited)                                                                    5

           Notes to Interim Condensed Financial Statements                                      6 - 9


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                    10 - 13


Item 3 - Controls and Procedures                                                                 13


PART II.  OTHER INFORMATION                                                                      14

Item 6 - Exhibits and Reports on Form 8-K                                                        14



SIGNATURES                                                                                       15

Certification Pursuant To Section 302 Of The Sarbanes-Oxley
              Act of 2002                                                                        16


EXHIBITS                                                                                         17

                          PART I. Financial Information

ITEM 1. Financial Statements

                               PICK-UPS PLUS, INC.
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -
                                                                                               March 31,         December 31,
                                                                                                 2003               2002
                                                                                              -----------        -----------
                                                                                              (Unaudited)
CURRENT ASSETS:
     Cash                                                                                     $    15,324        $     6,779
     Accounts  receivable - net of allowance for doubtful  accounts of $1,000 and $0
       for 2003 and 2002, respectively                                                              6,592              6,981
     Note receivable from franchisee                                                               20,000             20,000
     Inventories                                                                                  130,323            152,736
     Prepaid expenses and other current assets                                                     19,232             21,082
     Loan receivable - director                                                                        --             14,863
                                                                                              -----------        -----------
TOTAL CURRENT ASSETS                                                                              191,471            222,441

FIXED ASSETS - NET                                                                                 74,048             80,802

OTHER ASSETS:
     Security deposits and other assets                                                            10,310             13,810
                                                                                              -----------        -----------
                                                                                              $   275,829        $   317,053
                                                                                              ===========        ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accounts payable                                                                         $   524,021        $   537,022
     Accrued expenses                                                                              13,281             27,780
     Sales tax payable                                                                            297,319            279,175
     Loans payable - current                                                                      122,743            172,289
     Capitalized leases payable - current                                                          11,495             15,323
     Loans payable - director                                                                      28,515                 --
                                                                                              -----------        -----------
TOTAL CURRENT LIABILITIES                                                                         997,374          1,031,589
                                                                                              -----------        -----------
NON-CURRENT LIABILITIES:
     Convertible debentures                                                                        56,500             56,500
                                                                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                           --                 --
     Common stock,  $.001 par value; 100,000,000 shares authorized, 76,281,497shares
       issued for 2003 and 2002                                                                    76,281             76,281
     Additional paid-in capital                                                                 2,615,048          2,615,048
     Stock subscription receivable                                                                (75,000)          (200,000)
     Accumulated deficit                                                                       (3,394,374)        (3,262,365)
                                                                                              -----------        -----------
                                                                                                 (778,045)          (771,036)
                                                                                              -----------        -----------
                                                                                              $   275,829        $   317,053
                                                                                              ===========        ===========


                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              For the Three Months
                                                                 Ended March 31,
                                                            2003                2002
                                                        ------------        ------------
REVENUES:
     Retail sales                                       $    349,637        $    590,698
     Royalties                                                12,455              14,314
                                                        ------------        ------------
                                                             362,092             605,012
                                                        ------------        ------------
COSTS AND EXPENSES (INCOME):
     Cost of sales                                           223,737             392,638
     Selling, general and administrative expenses            269,327             503,118
     Other income                                               (381)                 --
     Interest expense                                          1,418               7,477
                                                        ------------        ------------
                                                             494,101             903,233
                                                        ------------        ------------

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES           (132,009)           (298,221)

     Provision (credit) for income taxes                          --                  --

NET (LOSS)                                              $   (132,009)       $   (298,221)
                                                        ============        ============

BASIC/DILUTED LOSS PER COMMON SHARE                     $         --        $       (.01)
                                                        ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                76,281,497          38,456,703
                                                        ============        ============

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                               2003             2002
                                                                                            ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                $(132,009)       $(298,221)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                           12,504            7,491
       Bad debt provision                                                                       1,000               --
       Compensatory shares                                                                         --           77,900
    Changes in operating assets and liabilities:
       Accounts receivable                                                                       (611)            (434)
       Inventory                                                                               22,413          (53,527)
       Prepaid expenses and other assets                                                         (400)          29,661
       Accounts payable                                                                       (13,001)          52,613
       Accrued expenses and other liabilities                                                   3,645           35,190
                                                                                            ---------        ---------
         Net cash (utilized) by operating activities                                         (106,459)        (149,327)
                                                                                            ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES                                                               --               --
                                                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                                       (6,168)         (23,007)
    Payments of capitalized leases                                                             (3,828)          (3,098)
    Repayment of officer's loan                                                                    --          (22,651)
    Stock subscription received                                                               125,000               --
    Proceeds from sale of equity securities/stock subscription received                            --          165,000
                                                                                            ---------        ---------
         Net cash provided by financing activities                                            115,004          116,244
                                                                                            ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            8,545          (33,083)

    Cash and cash equivalents, beginning of year                                                6,779           34,808
                                                                                            ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $  15,324        $   1,725
                                                                                            =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i) Cash paid during the year:
         Interest                                                                           $   1,418        $   7,477
         Taxes                                                                                     --               --

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF COMPANY:

     Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently seven franchised locations in operation and two Company owned-stores. Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.

     The accounting policies followed by the Company are set forth in Note 3 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2002. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and 10-QSB and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

     In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations for the three-month periods ended March 31, 2003 and 2002 and its cash flows for the three-month periods ended March 31, 2003 and 2002.

     The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - GOING CONCERN UNCERTAINTY:

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2002 and 2001 and has sustained a further operating loss of $132,009 during the first three months of 2003, resulting in an accumulated deficit of $3,394,374 as of March 31, 2003. In addition, the Company has used substantial amounts of working capital in its operations, and, as of March 31, 2003, current liabilities exceed current assets by $805,903 and total liabilities exceed total assets by $778,045.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

          On March 29, 2001, the Company entered into (i) a Placement Agent Agreement (the Agreement) with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and
          (ii) an Equity Line of Credit Agreement (the Equity Line) with Cornell Capital Partners, LP (Cornell) whereby the Company would sell to Cornell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company also agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested in the Company by Cornell. On February 28, 2002, the Company entered into a Termination Agreement with Cornell, terminating the Equity Line. In addition, the Company entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renewed and restated a prior note between the Company and Cornell dated July 14, 2001, of which the principal amount was $100,000 with an annual

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)



NOTE 2 - GOING CONCERN UNCERTAINTY (Continued):

          interest rate of 12% (the "Original Note"). At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company agreed to pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note was payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, the Company issued to Cornell 50,000 shares of the Company's common stock. The payment and the performance of the Renewal Note had been unconditionally guaranteed personally by the Company's then Chairman of the Board/President, (the "Guaranty"). The Renewal Note and the Guaranty were secured by a Pledge Agreement dated February 28, 2002, by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty. As of December 31, 2002, the balance owed to Cornell was $44,770. In February 2003, Cornell exercised its right to sell the pledged shares thereby satisfying this balance.

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

          The Purchase Agreement also provided LLC with an option to purchase from the Company, at any time on or before December 31, 2002, up to an additional 16,666,666 shares of the Company's Common Stock for an aggregate purchase price of $500,000. This option expired unexercised. The Purchase Agreement further provides that the Company shall take prompt action to appoint a representative of LLC to the Board of Directors of the Company. The Company also agreed to pay a 5% finder's fee to Professional Management and Consulting Services Group, Inc. in connection with the Purchase Agreement.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 2 - GOING CONCERN UNCERTAINTY (Continued):

          In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company also terminated certain employees, effected pay-cuts, and continues to implement cost-containing measures. Through December 31, 2002, management was successful in settling some of its payables at reduced amounts and as such, the December 2002 statement of operations reflected approximately $101,000 of income from such settlements. Management intends to continue to negotiate reduced payment amounts with certain vendors.

          In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The closure of these stores will eliminate the related overhead costs, thus reducing the continuing cash needed for operations. Management expects that the remaining 2 stores in operation will generate a positive cash flow.

          Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern.


NOTE 3 - LEGAL PROCEEDINGS:

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

          On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The complaint seeks specific performance as well as general and punitive damages. Discovery in this matter is still ongoing and the Company anticipates defending this case vigorously.

          Management is also aware of a lawsuit filed pending in Clermont County Common Please Court under Case No. 2002 CVH 00985. This lawsuit was filed by an individual for monies, in the amount of $23,451, allegedly owed to him for consulting work performed for the Company. Management is vigorously contesting these allegations and the case is set up to proceed to trial on August 18, 2003.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE 3 - LEGAL PROCEEDINGS (Continued):

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


NOTE 4 - DUE FROM FRANCHISEE:

          On September 30, 2002, the Company entered into an Area Development Agreement with 2 shareholders of the Company, and received a promissory note as payment for the $45,000 franchise fee. On October 21, 2002, the Company received $25,000 of this fee with the remaining $20,000 to be paid in equal installments in November and December 2002. As of March 31, 2003, no payments had been received and the Company has accrued interest at an annual rate of 8%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchiser, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 7 franchised stores in operation, which are located in Ohio, Indiana, Illinois, Kentucky, California, Louisiana and Texas. In addition, we have two Company-owned stores; one located in Ohio and then other in Kentucky.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of March 31, 2003 and December 31, 2002; (ii) Condensed Statements of Operations for the three month periods ended March 31, 2003 and 2002 and (iii) Condensed Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002.

RESULTS OF OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores and continuing royalty fees. Retail sales for the quarter ended March 31, 2003 reflected a 40.1% decrease when compared to the same period in the previous year. This was primarily due to the closing of the Indiana store in February 2003, the Akron store in early March 2003 and the severe weather in the area during January and February of 2003.

Gross profit, as a percentage of retail sales, was 36.01% and 33.53% for the three-month periods ended March 31, 2003 and 2002, respectively. This increase in gross profit is reflective of the continuation of management's aggressive purchasing program.

Selling, general and administrative expenses decreased by $233,791 (46.5%) when comparing the three-month period ended March 31, 2003 to the comparable period in 2002. $36,000 of this was due to decreased expenses from the two company store closings, $87,000 was due to the reduction in costs of corporate staff, $12,800 was due to reduction in corporate office rent and utilities and the remainder due to ongoing cost reduction implementation.

As a result of the above, the Company reflected net losses of $132,009 ($.00 per share) and $298,221 ($.01 per share) for the three-month periods ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2003, current liabilities exceeded current assets by $805,903. As of December 31, 2002, current liabilities exceeded current assets by $809,148.

The Company used $106,000 in cash to support operating needs in the three months ended March 31, 2003 compared to $149,000 used in 2002. These uses of cash were offset by the proceeds of new equity raised.

The Company currently has insufficient funds available for operations and is required to seek additional financing to supplement cash generated from the operations of the remaining two Company owned retail stores. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Following is a description of certain transactions that were entered into to help provide funds for ongoing operations:

On March 29, 2001, the Company entered into (i) a Placement Agent Agreement (the Agreement) with an investment banking group, May Davis Group, Inc., to assist in the sales of the Company's debentures and (ii) an Equity Line of Credit Agreement (the Equity Line) with Cornell Capital Partners, LP (Cornell) whereby the Company would sell to Cornell, from time to time, up to $5 million of the Company's common stock subject to certain market limitations. The Company also agreed to pay to Yorkville Advisors LC (a general partner of Cornell) a fee equal to 2% of each installment amount invested in the Company by Cornell. On February 28, 2002, the Company entered into a Termination Agreement with Cornell, terminating the Equity Line. In addition, the Company entered into a related non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renewed and restated a prior note between the Company and Cornell dated July 14, 2001, of which the principal amount was $100,000 with an annual interest rate of 12% (the "Original Note"). At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company agreed to pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note was payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. As additional consideration for the Termination Agreement and the Renewal Note, the Company issued to Cornell 50,000 shares of the Company's common stock. The payment and the performance of the Renewal Note had been unconditionally guaranteed personally by the Company's then Chairman of the Board/President, (the "Guaranty"). The Renewal Note and the Guaranty were secured by a Pledge Agreement dated February 28, 2002, by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty. As of December 31, 2002, the balance owed to Cornell was $44,770. In February 2003, Cornell exercised its right to sell the pledged shares thereby satisfying this balance.

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

The Purchase Agreement also provided LLC with an option to purchase from the Company, at any time on or before December 31, 2002, up to an additional 16,666,666 shares of the Company's Common Stock for an aggregate purchase price of $500,000. This option expired unexercised. The Purchase Agreement further provides that the Company shall take prompt action to appoint a representative of LLC to the Board of Directors of the Company. The Company also agreed to pay a 5% finder's fee to Professional Management and Consulting Services Group, Inc. in connection with the Purchase Agreement.

Simultaneously with the execution of the Purchase Agreement, LLC acquired all right, title and interest in a promissory note dated May 3, 2000 executed and delivered by the Company in favor of PNC Bank, National Association ("PNC") in the original principal amount of $300,000, (the "Note"). In consideration of LLC's acquisition of the Note, the Company agreed to make the Note convertible into 12,651,853 shares of common stock (the "Conversion Agreement"). LLC exercised the Conversion Agreement in full, effective March 15, 2002. This transaction also included the issuance of an additional 100,000 shares of the Company's Common Stock to PNC to settle the default on the Note.
In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company also terminated certain employees, effected pay-cuts, and continues to implement cost-containing measures. Through December 31, 2002, management was successful in settling some of its payables at reduced amounts and as such, the December 2002 statement of operations reflected approximately $101,000 of income from such settlements. Management intends to continue to negotiate reduced payment amounts with certain vendors.

In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The closure of these stores will eliminate the related overhead costs, thus reducing the continuing cash needed for operations.

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

- The Company maintains allowances for doubtful accounts for estimated bad debts. As of March 31, 2003, management believes that such allowances are adequate.

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


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b) Changes in Internal Controls:

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:

         Other than litigation disclosed in the year-end 10-KSB there is no new legal proceedings against the company in the first quarter ended March 31, 2003.

ITEM 2. CHANGES IN SECURITIES:

         We have not issued any unregistered securities for the first quarter ended March 31, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

         Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Not Applicable

ITEM 5. OTHER INFORMATION:

         In March 2003 the company closed 2 of its company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory into its Sharonville, Ohio and Florence, Kentucky stores

         On April 4, 2003, Sean Fitzgerald, our President resigned. There were no disagreements between Mr. Fitzgerald and the company. Mr. White, our Chief Financial Officer has assumed the role of interim Principal Executive Officer until a new President or Chief Executive Officer is elected.

         The company is currently under negotiations with Merritt Jesson to assume the vacant position of President and CEO of the company. Mr. Jesson and his company have served as consultants to the company for the last year providing the necessary advice and planning to bring the company into profitability.

         In May of 2003 the company entered into a business advisory contract with Pinnacle Corporate Services, Inc. to provide services to include strategic planning and merger and acquisition services.

         In May of 2003 the company entered into an employment agreement with Sean Hayes to serve as the Director of Franchise operations.

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

                                PICK UPS PLUS, INC.


                                By: /s/ Robert White
                                ----------------------------------------------
                                Robert White, Principal Executive Officer
                                and Chief Financial Officer



Dated: May 20, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert White, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Pick Ups Plus, Inc..

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003
                                              /s/Robert White
                                              ----------------------------
                                              Robert White
                                              Principal Executive Officer
                                              Principal Financial Officer