Form 10QSB
period 2003-06-30
PICK UPS PLUS INC
filed 2003-08-19
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 000-28255

                               PICK-UPS PLUS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                  31-1438392
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---  ---

There were 80,793,997 shares of the registrant's common stock outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format            Yes   No X
                                                            ---  ---

                               PICK-UPS PLUS, INC.

                                    - INDEX -

                                                                                     PAGE(S)
                                                                                     -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements

           Condensed Balance Sheets - June 30, 2003 (unaudited) and December 31,
           2002 3  Condensed  Statements  of  Operations  - Three and Six Months
           Ended June 30, 2003
              and 2002 (unaudited)                                                       4

           Condensed Statements of Cash Flows - Six Months Ended June 30, 2003
              and 2002 (unaudited)                                                       5

           Notes to Interim Condensed Financial Statements                             6 - 9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                           10 - 12

Item 3 - Controls and Procedures                                                        12

PART II.  OTHER INFORMATION                                                             13

Item 6 - Exhibits and Reports on Form 8-K                                               13

SIGNATURES                                                                              14

EXHIBITS

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

     32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                            See accompanying notes.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PICK-UPS PLUS, INC.
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                                     JUNE 30,           December 31,
                                                                                                       2003                 2002
                                                                                                     -----------        -----------
                                                                                                   (UNAUDITED)
CURRENT ASSETS:
     Cash                                                                                            $    12,936        $     6,779
     Accounts  receivable - net of allowance for doubtful accounts of $1,500 and $0
       for 2003 and 2002, respectively                                                                     5,869              6,981
     Note receivable from franchisee                                                                      20,000             20,000
     Inventories                                                                                          80,624            152,736
     Prepaid expenses and other current assets                                                            15,605             21,082
     Loan receivable - director                                                                             --               14,863
                                                                                                     -----------        -----------
TOTAL CURRENT ASSETS                                                                                     135,034            222,441
FIXED ASSETS - NET                                                                                       129,056             80,802
OTHER ASSETS:
     Security deposits and other assets                                                                   10,310             13,810
                                                                                                     -----------        -----------
                                                                                                     $   274,400        $   317,053
                                                                                                     ===========        ===========
                                       - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                           $   523,099        $   564,802
     Sales tax payable                                                                                   314,494            279,175
     Loans payable - current                                                                              85,321            172,289
     Capitalized leases payable - current                                                                 10,060             15,323
     Loans payable - director/officer                                                                     29,099               --
                                                                                                     -----------        -----------
TOTAL CURRENT LIABILITIES                                                                                962,073          1,031,589
                                                                                                     -----------        -----------
NON-CURRENT LIABILITIES:
     Accounts payable                                                                                    150,000               --
     Loans payable                                                                                        40,648               --
     Convertible debentures                                                                              100,711             56,500
                                                                                                     -----------        -----------
TOTAL NON-CURRENT LIABILITIES                                                                            291,359             56,500
                                                                                                     -----------        -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                                --                 --
     Common stock, $.001 par value; 100,000,000 shares authorized, 80,793,997 shares
       issued for 2003 and 2002                                                                           80,794             76,281
     Additional paid-in capital                                                                        2,653,058          2,615,048
     Stock subscription receivable                                                                       (45,000)          (200,000)
     Accumulated deficit                                                                              (3,667,884)        (3,262,365)
                                                                                                     -----------        -----------
                                                                                                        (979,032)          (771,036)
                                                                                                     -----------        -----------
                                                                                                     $   274,400        $   317,053
                                                                                                     ===========        ===========

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      For the Three Months                For the Six Months
                                                                          Ended June 30,                     Ended June 30,
                                                                 ------------------------------      -------------------------------
                                                                      2003              2002             2003              2002
                                                                 ------------      ------------      ------------      ------------
REVENUES:
     Retail sales                                                $    314,300      $    642,805      $    663,937      $  1,233,503
     Initial franchise fees                                              --              25,000              --              25,000
     Royalties                                                         17,031            15,875            29,486            30,189
                                                                 ------------      ------------      ------------      ------------
                                                                      331,331           683,680           693,423         1,288,692
                                                                 ------------      ------------      ------------      ------------
COSTS AND EXPENSES (INCOME):
     Cost of sales                                                    232,925           402,614           456,662           795,252
     Selling, general and administrative expenses                     371,289           411,459           640,616           914,577
     Other income                                                      (4,029)              (43)           (4,410)              (43)
     Interest expense                                                   4,656            11,515             6,074            18,992
                                                                 ------------      ------------      ------------      ------------
                                                                      604,841           825,545         1,098,942         1,728,778
                                                                 ------------      ------------      ------------      ------------
LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES                      (273,510)         (141,865)         (405,519)         (440,086)
     Provision (credit) for income taxes                                 --                --                --                --
                                                                 ------------      ------------      ------------      ------------
NET LOSS                                                         $   (273,510)     $   (141,865)     $   (405,519)     $   (440,086)
                                                                 ============      ============      ============      ============
BASIC /DILUTED LOSS PER COMMON SHARE                             $       (.00)     $       (.00)     $       (.01)     $       (.01)
                                                                 ============      ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         79,721,470        64,517,688        77,139,134        38,815,154
                                                                 ============      ============      ============      ============

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                            For the Six Months
                                                                                                               Ended June 30,
                                                                                                         ---------------------------
                                                                                                            2003            2002
                                                                                                         ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                             $(405,519)       $(440,086)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                                        41,602           19,063
       Bad debt provision                                                                                    1,500             --
       Imputed interest on shareholder loan                                                                   --               --
       Compensatory shares                                                                                  37,800           67,773
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                                                      (388)         (10,321)
       Decrease (increase) in inventory                                                                     72,112          (50,275)
       Decrease in prepaid expenses                                                                            977           58,932
       (Decrease) increase in accounts payable and accrued expenses                                         (1,055)          35,433
       Increase in sales tax payable                                                                        35,319           68,255
                                                                                                         ---------        ---------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                      (217,652)        (251,226)
                                                                                                         ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Security deposits                                                                                         --             45,400
                                                                                                         ---------        ---------
         NET CASH PROVIDED BY INVESTING ACTIVITIES                                                            --             45,400
                                                                                                         ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                                                   (68,113)         (42,157)
    Payments of capitalized leases                                                                          (5,263)          (7,374)
    Repayment of officer's loan                                                                             43,962          (16,562)
    Proceeds from convertible debentures                                                                   100,000             --
    Offering expenses                                                                                       (1,777)            --
    Proceeds from sale of equity securities/stock subscription received                                    155,000          257,500
                                                                                                         ---------        ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         223,809          191,407
                                                                                                         ---------        ---------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                                  6,157          (14,419)
    Cash and cash equivalents, beginning of year                                                             6,779           34,808
                                                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                 $  12,936        $  20,389
                                                                                                         =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the year:
         Interest                                                                                        $   6,074        $  16,192
         Taxes                                                                                                                  --

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

              In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2003 and the results of its operations for the three and six-month periods ended June 30, 2003 and 2002 and its cash flows for the six-month periods ended June 30, 2003 and 2002.

              The results of operations for the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      GOING CONCERN UNCERTAINTY:

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2002 and 2001 and has sustained a further operating loss of $405,519 during the first six months of 2003, resulting in an accumulated deficit of $3,667,884 as of June 30, 2003. In addition, the Company has used substantial amounts of working capital in its operations, and, as of June 30, 2003, current liabilities exceed current assets by $827,039 and total liabilities exceed total assets by $979,032.

              In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

              In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company also terminated certain employees, effected pay-cuts, and implemented cost-containing measures. Through December 31, 2002, management was successful in settling some of its payables at reduced amounts and as such, the December 2002 statement of operations reflected approximately $101,000 of income from such settlements. Management continues to negotiate with certain vendors and has been successful in obtaining deferrals of certain payables, thereby converting accounts payable to long-term liabilities.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 2 -      GOING CONCERN UNCERTAINTY (CONTINUED):

              In March 2003, the Company closed two of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The closure of these stores has eliminated the related overhead costs, thus reducing the continuing cash needed to operate these 2 facilities. Management expects that the remaining two stores in operation will generate a positive cash flow.

              To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures. As of June 30, 2003, the investor has provided the Company with an aggregate of $100,000, with the remaining $80,000 to be funded upon obtaining shareholder approval authorizing an increase in the Company's authorized shares of common stock and filing of a registration statement with the Securities Exchange Commission registering the shares of common stock underlying the convertible debentures. On July 28, 2003, the investor elected to fund the remaining $80,000 for the sale of the remaining convertible debentures under the Securities Purchase Agreement.

              The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into our common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. The Company is obligated to register the resale of the conversion shares issuable upon conversion of the debenture under the Securities Act of 1933, as amended, no later than thirty (30) days from July 26, 2003.

              On June 25, 2003, the Company entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP is a private limited partnership whose business operations are conducted through its general partner,
              Yorkville Advisors, LLC. Further, Cornell Capital Partners, LP will retain 7% of each advance under the equity line of credit. In addition, the Company engaged Katalyst Securities LLC, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Katalyst Securities LLC received 588,235 shares of our common stock. The Company has filed with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the equity line of credit agreement prior to the first sale to the investor of the Company's common stock.

              The Company has filed a preliminary information statement with the Securities and Exchange Commission to amend the Company's Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 100,000,000 to 250,000,000 shares.

              On June 23, 2003, the stockholders holding a majority of the Company's issued and outstanding common stock, by written consent, authorized the increase in the Company's authorized common stock from 100,000,000 to 250,000,000 and the creation of 10,000,000 blank check shares of preferred stock.

              Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 3 -      LEGAL PROCEEDINGS:

              On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law, breach of contract, fraud, etc. The allegations also include claims that the Company's franchise offering was not registered with the State of California, that the Company failed to make required disclosures, made fraudulent disclosures, breached the franchise agreement executed by the franchisee, all claims giving rise to rescission and/or damages. The Company has filed an answer denying the allegations and setting up affirmative defenses. In addition, the Company has filed a Cross-Complaint, alleging among other things, fraud, that the franchisee did not intend to perform under the franchise agreement and claiming that the franchisee is using the Company's trademarks, without payment of royalties. The Company alleges a right to damages and intends to file a Motion compelling the franchisee to arbitrate their claims. Counsel to the Company is unable to evaluate the likelihood of any outcome in this case at this time. An arbitration hearing has been scheduled for November 2003.

              On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, by the sellers of the Company's store at Muncie, Indiana. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The complaint seeks specific performance as well as general and punitive damages.
              Management is in the process of executing agreements with the sellers to resume payments required under the original sale agreement.

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

              On February 8, 2001, co-plaintiffs Media Force Incorporated and Intec Solutions, Inc filed a lawsuit in the Circuit Court of Boone County, Kentucky, against the Company. A specific amount was not stated but apparently, the plaintiffs were seeking an amount in excess of $60,000 for goods and services allegedly rendered for which they claim the Company made no payment. The plaintiffs also pled fraud based upon allegations that the Company knew that it could not pay for the services when ordered (designing and building a website) and that management failed to disclose restrictions on Company common stock which the plaintiffs accepted in partial satisfaction of the amount claimed due. The Company claimed that it was owed money by the plaintiffs and filed a counter claim alleging breach of contract, fraud, breach of warranty, unjust enrichment and promissory estoppel. Plaintiffs denied the counterclaim. In December 2002, the Company reached a settlement with the plaintiffs and agreed to pay $2,000 per month for 10 months. As of June 30, 2003, the Company is current with such payments and the case will be dismissed when all required payments have been made.

              The Company recently became aware of a complaint filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and has also filed a counterclaim alleging defamation of character and deceptive trade practices among others claims and seeks damages in the aggregate amount of $100,000. This case has been set for trial on June 21, 2004.

              The Company is not aware of other current outstanding litigation in which the Company is involved other than routine claims for amounts owed to vendors and consultants incidental to ongoing business.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE 4 -      DUE FROM FRANCHISEE:

              On September 30, 2002, the Company entered into an Area Development Agreement with two shareholders of the Company, and received a promissory note as payment for the $45,000 franchise fee. On October 21, 2002, the Company received $25,000 of this fee with the remaining $20,000 to be paid in equal installments in November and December 2002. As of June 30, 2003, no payments had been received. The Company has agreed to defer payment on this note and has accrued interest at an annual rate of 8%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchiser, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have seven franchised stores in operation, which are located in Ohio, Indiana, Illinois, Kentucky, California, Louisiana and Texas. In addition, we have two Company-owned stores; one located in Ohio and the other in Kentucky.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of June 30, 2003 and December 31, 2002; (ii) Condensed Statements of Operations for the three and six month periods ended June 30, 2003 and 2002 and (iii) Condensed Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002.

RESULTS OF OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores and continuing royalty fees. Retail sales for the three and six months ended June 30, 2003 reflected a 51.1% and 46.2% decrease when compared to the same periods in the previous year. This was primarily due to the closing of the Muncie, Indiana store in February 2003 and the Akron, Ohio store in early March 2003; however, sales in the Cincinnati area stores also declined as well. This is due to the significantly greater rainfall in the area for the year to date and the sluggish economy.

Gross profit, as a percentage of retail sales, was 25.9% and 31.2% for the three and six months ended June 30, 2003, respectively. Gross profit, as a percentage of retail sales, was 37.4% and 35.5% for the three and six months ended June 30, 2002, respectively. This reduction in gross profit from 2002 to 2003 is a result of the customer refunds and discounts that became necessary upon the closing of the Muncie, Indiana and Akron, Ohio stores and the clearance of slow-moving inventory to allow us to streamline future operations.

Selling, general and administrative expenses decreased by $40,170 (9.8%) and $273,961 (29.9%) when comparing the three-month and six-month periods ended June 30, 2003 to the same periods in 2002. This was due to decreased overhead expenses due to the two Company store closings referred to above. The decrease in the three-months ended June 30, 2003 of $40,170 was after approximately $72,000 in professional fees attributable to the funds raised through the convertible debenture and the equity line dated June 25, 2003.

As a result of the above, the Company reflected net losses of $273,510 ($.00 per share) and $405,519 ($.01 per share) for the three-month and six-month periods ended June 30, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2003, current liabilities exceeded current assets by $827,039. As of December 31, 2002, current liabilities exceeded current assets by $809,148.

The Company used $218,000 in cash to support operating needs in the six months ended June 30, 2003 compared to $251,000 used in 2002, primarily due to the lower loss suffered in the 2003 period. No cash was used for investing purposes in 2003. For the comparative period in 2002, the Company received a refund of security deposits in the amount of $45,400. During the six month period ended June 30, 2003, the Company was provided with $224,000 from financing activities. This was primarily as a result of funds received ($100,000) from the issuance of convertible debentures (see Note 2 of Notes to the Financial Statements) and the receipt of $155,000 from an investor in connection with stock subscribed to in 2002. For the comparable period in 2002, the Company received $258,000 from the sale of its equity securities.

The Company currently has insufficient funds available for operations and is required to seek additional financing to supplement the negative cash flow from the operations of the remaining two Company owned retail stores. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Following is a description of certain transactions that were entered into to help provide funds for ongoing operations:

In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company also terminated certain employees, effected pay-cuts, and implemented cost-containing measures. Through December 31, 2002, management was successful in settling some of its payables at reduced amounts and as such, the December 2002 statement of operations reflected approximately $101,000 of income from such settlements. Management continues to negotiate with certain vendors and has been successful in obtaining deferrals of certain payables, thereby converting accounts payable to long-term liabilities.

In March 2003, the Company closed two of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The closure of these stores has eliminated the related overhead costs, thus reducing the continuing cash needed to operate these two facilities. Management expects that the remaining two stores in operation will generate a positive cash flow.

To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures. As of June 30, 2003, the investor has provided the Company with an aggregate of $100,000, with the remaining $80,000 to be funded upon obtaining shareholder approval authorizing an increase in the Company's authorized shares of common stock and filing of a registration statement with the Securities Exchange Commission registering the shares of common stock underlying the convertible debentures. On July 28, 2003, the investor elected to fund the remaining $80,000 for the sale of the remaining convertible debentures under the Securities Purchase Agreement.

The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into our common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. The Company is obligated to register the resale of the conversion shares issuable upon conversion of the debenture under the Securities Act of 1933, as amended, no later than thirty (30) days from July 26, 2003.

On June 25, 2003, the Company entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners, LP will retain 7% of each advance under the equity line of credit. In addition, the Company engaged Katalyst Securities LLC, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Katalyst Securities LLC received 588,235 shares of our common stock. The Company is preparing to file with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the equity line of credit agreement prior to the first sale to the investor of the Company's common stock.

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

- The Company maintains allowances for doubtful accounts for estimated bad debts. As of June 30, 2003, management believes that such allowances are adequate.

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

ITEM 3. CONTROLS AND PROCEDURES

      (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

      (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

The following are the legal proceedings in which the Company is involved in that have either first become a reportable event or have had material developments during the three months ended June 30, 2003:

      o On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, by the sellers of the Company's store at Muncie, Indiana. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The complaint seeks specific performance as well as general and punitive damages. Management is in the process of executing agreements with the sellers to resume payments required under the original sale agreement.

ITEM 2. CHANGES IN SECURITIES:

On April, 2003, the Company issued 200,000 shares of common stock to a consultant for business related services.

On June 2, 2003, the Company issued 1,500,000 shares of common stock to be used as security in connection with a settlement agreement entered by the Company. Upon making all payment by the Company, these shares will be returned.

Securities Sold by the Company that were not Registered under the Securities Act of 1933, as amended:

To obtain funding for its ongoing operations, the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures. As of June 30, 2003, the investor has provided the Company with an aggregate of $100,000, with the remaining $80,000 to be funded upon obtaining shareholder approval authorizing an increase in the Company's authorized shares of common stock and filing of a registration statement with the Securities Exchange Commission registering the shares of common stock underlying the convertible debentures. On July 28, 2003, the investor elected to fund the remaining $80,000 for the sale of the remaining convertible debentures under the Securities Purchase Agreement.

The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into our common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. The Company is obligated to register the resale of the conversion shares issuable upon conversion of the debenture under the Securities Act of 1933, as amended, no later than thirty (30) days from July 26, 2003.

On June 25, 2003, the Company entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners, LP will retain 7% of each advance under the equity line of credit. In addition, the Company engaged Katalyst Securities LLC, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Katalyst Securities LLC received 588,235 shares of our common stock. The Company has filed with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the equity line of credit agreement prior to the first sale to the investor of the Company's common stock.

* All of the above offerings and sales were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On June 23, 2003, the stockholders holding a majority of the Company's issued and outstanding common stock, by written consent, authorized the increase in the Company's authorized common stock from 100,000,000 to 250,000,000 and the creation of 10,000,000 blank check shares of preferred stock.

ITEM 5. OTHER INFORMATION:

On August 1, 2003, Merritt Jesson was appointed by the Board of Directors of the Company as the President and Chief Executive Officer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

      32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

      32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

(b) Reports on Form 8-K

On July 3, 2003, the Company filed a Form 8-K Current Report, which was amended on July 29, 2003, reporting that the Company had entered into, with one accredited investor, a securities purchase agreement for the sale of $180,000 in secured convertible debentures and an equity line of credit whereby the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000. It also disclosed that on June 23, 2003, the stockholders holding a majority of the Company's issued and outstanding common stock authorized, by written consent, the increase in the Company's authorized common stock from 100,000,000 to 250,000,000 and the creation of 10,000,000 blank check shares of preferred stock.

                                                                          Pge 14

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PICK UPS PLUS, INC.

                               By:  /s/ Robert White
                                  -------------------------------------
                                  Robert White, Chief Financial Officer

Dated:  August 19 , 2003