Form 10QSB
period 2003-09-30
PICK UPS PLUS INC
filed 2003-11-14
CIK 1074961

Microsoft Word 10.0.2627;UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number 000-28255

                               PICK-UPS PLUS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                          31-1438392
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                            Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ___.

There were 85,167,910 shares of the registrant's common stock outstanding as of September 30, 2003.


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

Item 1 - Financial Statements
           Condensed  Balance  Sheets  -  September  30,  2003  (unaudited)  and
           December 31, 2002 3 Condensed  Statements  of  Operations - Three and
           Nine Months Ended September 30, 2003
              and 2002 (unaudited)                                                                        4

           Condensed Statements of Cash Flows - Nine Months Ended September 30, 2003 and
              2002 (unaudited)                                                                            5

           Notes to Interim Condensed Financial Statements                                              6 - 9


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                            10 - 12


Item 3 - Controls and Procedures                                                                         13


PART II.  OTHER INFORMATION                                                                              14

Item 6 - Exhibits and Reports on Form 8-K                                                                14


SIGNATURES                                                                                               15


EXHIBITS

         31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PICK-UPS PLUS, INC.
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                              SEPTEMBER 30,         December 31,
                                                                                                 2003                  2002
                                                                                              -----------           -----------
                                                                                              (UNAUDITED)
CURRENT ASSETS:
     Cash                                                                                     $   142,785           $     6,779
     Accounts  receivable - net of allowance for doubtful  accounts of $5,930 and $0
       for 2003 and 2002, respectively                                                             10,939                 6,981
     Note receivable from franchisee                                                               20,000                20,000
     Inventories                                                                                   49,356               152,736
     Prepaid expenses and other current assets                                                     19,755                21,082
     Loan receivable - director                                                                        --                14,863
                                                                                              -----------           -----------

TOTAL CURRENT ASSETS                                                                              242,835               222,441

FIXED ASSETS - NET                                                                                112,256                80,802

OTHER ASSETS:
                                                                                              -----------           -----------
     Security deposits and other assets                                                             1,905                13,810

                                                                                              $   356,996           $   317,053
                                                                                              ===========           ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                    $   372,592           $   564,802
     Sales tax payable                                                                            342,229               279,175
     Loans payable - current                                                                      120,822               172,289
     Capitalized leases payable - current                                                          10,060                15,323
     Loans payable - director/officer                                                               6,975                    --

                                                                                              -----------           -----------
TOTAL CURRENT LIABILITIES                                                                         852,678             1,031,589
                                                                                              -----------           -----------

NON-CURRENT LIABILITIES:
     Accounts payable                                                                              25,670                    --
     Loans payable                                                                                359,349                    --
     Convertible debentures                                                                       205,000                56,500

                                                                                              -----------           -----------
TOTAL NON-CURRENT LIABILITIES                                                                     590,019                56,500
                                                                                              -----------           -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                           --                    --
     Common  stock, $.001 par value; 250,000,000 shares authorized, 85,167,910 and
       76,281,497 shares issued for 2003 and 2002, respectively                                    85,167                76,281
     Additional paid-in capital                                                                 2,687,125             2,615,048
     Stock subscription receivable                                                                (45,000)             (200,000)
     Accumulated deficit                                                                       (3,812,993)           (3,262,365)
                                                                                              -----------           -----------
                                                                                               (1,085,701)             (771,036)
                                                                                              -----------           -----------

                                                                                              $   356,996           $   317,053
                                                                                              ===========           ===========

                             See accompanying notes.


                                                                         Page 3.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three Months                  For the Nine Months
                                                              Ended September 30,                  Ended September 30,
                                                       -------------------------------       -------------------------------
                                                           2003               2002              2003              2002
                                                       ------------       ------------       ------------       ------------
REVENUES:
     Retail sales                                      $    276,118       $    581,329       $    940,055       $  1,814,832
     Initial franchise fees                                      --             45,000                 --             70,000
     Royalties                                                   --             11,764             29,486             41,953
                                                       ------------       ------------       ------------       ------------
                                                            276,118            638,093            969,541          1,926,785
                                                       ------------       ------------       ------------       ------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                          190,388            338,945            625,586          1,134,197
     Selling, general and administrative expenses           295,639            271,270            936,255          1,185,847
     Other income                                           (68,581)           (60,066)           (51,527)           (60,109)
     Interest expense                                         3,781              3,708              9,855             22,700
                                                       ------------       ------------       ------------       ------------
                                                            421,227            553,857          1,520,169          2,282,635
                                                       ------------       ------------       ------------       ------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES            (145,109)            84,236           (550,628)          (355,850)

     Provision (credit) for income taxes                         --                 --                 --                 --
                                                       ------------       ------------       ------------       ------------

NET LOSS                                               $   (145,109)      $     84,236       $   (550,628)      $   (355,850)
                                                       ============       ============       ============       ============

BASIC /DILUTED LOSS PER COMMON SHARE                   $       (.00)      $       (.00)      $       (.00)      $       (.01)
                                                       ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               80,794,050         63,840,653         77,139,134         42,269,469
                                                       ============       ============       ============       ============

                             See accompanying notes.


                                                                         Page 4.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               For the Nine Months
                                                                                           -------------------------
                                                                                               Ended September 30,
                                                                                             2003             2002
                                                                                           ---------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                               $(550,628)      $(355,850)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                          53,903          89,710
       Bad debt provision                                                                      5,930              --
       Compensatory shares                                                                    49,463          93,025
    Changes in operating assets and liabilities:
       Accounts receivable                                                                    (9,888)         (7,944)
       Due from franchisee                                                                        --         (45,000)
       Inventory                                                                             103,380         (76,835)
       Prepaid expenses                                                                        1,327           1,350
       Accounts payable and accrued expenses                                                (213,315)          1,100
       Sales tax payable                                                                      63,054          99,405
                                                                                           ---------       ---------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                        (496,774)       (201,039)
                                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                     (81,857)         (4,893)
    Security deposits                                                                          8,405          44,900
                                                                                           ---------       ---------
         NET CASH (UTILIZED) PROVIDED BY INVESTING ACTIVITIES                                (73,452)         40,007
                                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                             452,763          12,500
    Principal payments of long-term debt                                                     (98,106)        (93,865)
    Payments of capitalized leases                                                            (5,263)        (12,236)
    Repayment of officer's loan                                                               21,838         (30,034)
    Proceeds from convertible debentures                                                     180,000              --
    Proceeds from sale of equity securities/stock subscription received                      155,000         262,000
                                                                                           ---------       ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                           706,232         138,365
                                                                                           ---------       ---------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                  136,006         (22,667)

                                                                                           ---------       ---------
    Cash and cash equivalents, beginning of year                                               6,779          34,808

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 142,785       $  12,141
                                                                                           =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the year:
         Interest                                                                           $  8,414       $  16,489
         Taxes                                                                                    --              --

                             See accompanying notes.


                                                                         Page 5.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

              In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2003 and the results of its operations for the three and nine-month periods ended September 30, 2003 and 2002 and its cash flows for the nine-month periods ended September 30, 2003 and 2002.

              The results of operations for the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      GOING CONCERN UNCERTAINTY:

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company reported operating losses in 2002 and 2001 and has sustained a further operating loss of $550,628 during the first nine months of 2003, resulting in an accumulated deficit of $3,812,993 as of September 30, 2003. In addition, the Company has used substantial amounts of working capital in its operations, and, as of September 30, 2003, current liabilities exceed current assets by $609,843 and total liabilities exceed total assets by $1,085,701.

              In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

              In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company also terminated certain employees, effected pay-cuts, and implemented cost-containing measures. Through December 31, 2002, management was successful in settling some of its payables at reduced amounts and as such, the December 2002 statement of operations reflected approximately $101,000 of income from such settlements. Management has continued to negotiate with certain vendors and through September 30, 2003, has reflected $33,000 in other income as a result of further settlements. The Company has also been successful in obtaining deferrals of certain payables, thereby converting accounts payable to long-term liabilities.


                                                                         Page 6.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 2 -      GOING CONCERN UNCERTAINTY (CONTINUED):

              In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The closure of these stores has eliminated the related overhead costs, thus reducing the continuing cash needed to operate these 2 facilities. Management expects that, upon the completion of its cost-cutting measures and the implementation of its marketing plan, the remaining 2 stores in operation will generate a positive cash flow.

              To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures. As of June 30, 2003, the investor had provided the Company with an aggregate of $100,000, and the remaining $80,000 was subsequently funded after obtaining shareholder approval authorizing an increase in the Company's authorized shares of common stock and the filing of a registration statement with the Securities Exchange Commission registering the shares of common stock underlying the convertible debentures.

              The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into Company common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. In September 2003, the investor converted $25,000 of principal and received 2,173,913 shares of common stock.

              On June 25, 2003, the Company entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP is a private limited partnership whose business operations are conducted through its general partner,
              Yorkville Advisors, LLC. Further, Cornell Capital Partners, LP will retain 7% of each advance under the equity line of credit. In addition, the Company engaged Katalyst Securities LLC, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Katalyst Securities LLC received 588,235 shares of our common stock. The Company filed with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the equity line of credit agreement.

              On September 30, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $300,000. The face amount of this note is to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed 20,000,000 shares of its common stock, which is an estimation of the shares necessary to repay the principal and interest due.

              On June 23, 2003, a majority of the Company's shareholders authorized the increase in the Company's authorized common stock from 100,000,000 to 250,000,000 shares.

              Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern. See also Note 3 re: Legal Proceedings.


                                                                         Page 7.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 3 -      LEGAL PROCEEDINGS:

              On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law, breach of contract, fraud, etc. The allegations also include claims that the Company's franchise offering was not registered with the State of California, that the Company failed to make required disclosures, made fraudulent disclosures, breached the franchise agreement executed by the franchisee, all claims giving rise to rescission and/or damages. The Company has filed an answer denying the allegations and setting up affirmative defenses. In addition, the Company has filed a Cross-Complaint, alleging among other things, fraud, that the franchisee did not intend to perform under the franchise agreement and claiming that the franchisee is using the Company's trademarks, without payment of royalties. The Company alleges a right to damages and intends to file a Motion compelling the franchisee to arbitrate their claims. Counsel to the Company is unable to evaluate the likelihood of any outcome in this case at this time. An arbitration hearing has been re-scheduled for February 2004.

              On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The complaint seeks specific performance as well as general and punitive damages. Management and the sellers have been unable to enter into amended agreements to resume payments required under the original sale agreement and a trial has been scheduled for June 2004.

              Management became aware of a lawsuit filed pending in Clermont County Common Please Court under Case No. 2002 CVH 00985. This lawsuit was filed by an individual for monies, in the amount of $23,451, allegedly owed to him for consulting work performed for the Company. Management contested these allegations and the case went to trial on August 18, 2003. In October 2003, this individual was awarded $4,095. The Company has not yet paid the award.

              On February 8, 2001, co-plaintiffs Media Force Incorporated and Intec Solutions, Inc filed a lawsuit in the Circuit Court of Boone County, Kentucky, against the Company. A specific amount was not stated but apparently, the plaintiffs were seeking an amount in excess of $60,000 for goods and services allegedly rendered for which they claim the Company made no payment. The plaintiffs also pled fraud based upon allegations that the Company knew that it could not pay for the services when ordered (designing and building a website) and that management failed to disclose restrictions on Company common stock which the plaintiffs accepted in partial satisfaction of the amount claimed due. The Company claimed that it was owed money by the plaintiffs and filed a counter claim alleging breach of contract, fraud, breach of warranty, unjust enrichment and promissory estoppel. Plaintiffs denied the counterclaim. In December 2002, the Company reached a settlement with the plaintiffs and agreed to pay $2,000 per month for 10 months. In October 2003, the Company made its final payment and the case was dismissed.

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


                                                                         Page 8.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 4 -      DUE FROM FRANCHISEE:

              On September 30, 2002, the Company entered into an Area Development Agreement with 2 shareholders of the Company, and received a promissory note as payment for the $45,000 franchise fee. On October 21, 2002, the Company received $25,000 of this fee with the remaining $20,000 to be paid in equal installments in November and December 2002. As of September 30, 2003, no payments had been received. The Company has agreed to defer payment on this note and has accrued interest at an annual rate of 8%.


                                                                         Page 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchiser, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 6 franchised stores in operation, which are located in Ohio, Illinois, Kentucky, California, Louisiana and Texas. In addition, we have two Company-owned stores; one located in Ohio and the other in Kentucky.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of September 30, 2003 and December 31, 2002; (ii) Condensed Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002 and (iii) Condensed Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores and continuing royalty fees. Retail sales for the three and nine months ended September 30, 2003 reflected a 52.5% and 48.2% decrease when compared to the same periods in the previous year. This was primarily due to the closing of the Muncie, Indiana store in February 2003 and the Akron, Ohio store in early March 2003; however, sales in the Cincinnati area stores also declined as well. This is due to the significantly greater rainfall in the area for the first seven months of the year, the sluggish economy and the effect of replacing two store managers who had been in position for several years. The new managers have now been in place for four months and are beginning to have a positive impact on Cincinnati sales.

Gross profit, as a percentage of retail sales, was 31.0% and 33.5% for the three and nine months ended September 30, 2003, respectively. Gross profit, as a percentage of retail sales, was 41.7% and 37.5% for the three and nine months ended September 30, 2002, respectively. This reduction in gross profit from 2002 to 2003 is a result of the customer refunds and discounts that became necessary upon the closing of the Muncie, Indiana and Akron, Ohio stores and the clearance of slow-moving inventory to allow us to streamline future operations. It was also due to the mix of sales being greater in the current year on high-ticket items such as truck caps and lids, which have slightly lower gross profit percentages.

Selling, general and administrative expenses increased by $24,369 (9%) when comparing the three-month period ended September 30, 2003 to the same period in 2002. This was due to an increase in legal costs associated with fund-raising activity. These expenses decreased by $249,592 (21.0%) when comparing the nine-month period ended September 30, 2003 with the same period in 2002. A significant portion of the year to date decrease is due to the closing of the two stores mentioned above.

As a result of the above, the Company reflected net losses of $145,109 ($.00 per share) and $550,628 ($.00 per share) for the three-month and nine-month periods ended September 30, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2003, current liabilities exceeded current assets by $609,843. As of December 31, 2002, current liabilities exceeded current assets by $809,148.

The Company used $496,774 in cash to support operating needs in the nine months ended September 30, 2003 compared to $201,039 used in 2002, primarily due to the greater loss suffered in the 2003 period as well as payments made to vendors during the current period. During the current year the Company acquired capital assets aggregating $81,857. For the comparative period in 2002, the Company received a refund of security deposits in the amount of $44,900 and only used $4,893 for capital expenditures. During the nine month period ended September 30, 2003, the Company was provided with $706,232 from financing activities. This


                                                                        Page 10.

was primarily as a result of funds received ($480,000) from the issuance of convertible debentures (see Note 2 of Notes to the Financial Statements) and the receipt of $155,000 from an investor in connection with stock subscribed to in 2002. For the comparable period in 2002, the Company received $262,000 from the sale of its equity securities.

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

Following is a description of certain transactions that were entered into to help provide funds for ongoing operations:

In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company also terminated certain employees, effected pay-cuts, and implemented cost-containing measures. Through December 31, 2002, management was successful in settling some of its payables at reduced amounts and as such, the December 2002 statement of operations reflected approximately $101,000 of income from such settlements. Management has continued to negotiate with certain vendors and through September 30, 2003, has reflected $33,000 in other income as a result of further settlements. The Company has also been successful in obtaining deferrals of certain payables, thereby converting accounts payable to long-term liabilities.

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

To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures. As of June 30, 2003, the investor had provided the Company with an aggregate of $100,000, and the remaining $80,000 was subsequently funded after obtaining shareholder approval authorizing an increase in the Company's authorized shares of common stock and the filing of a registration statement with the Securities Exchange Commission registering the shares of common stock underlying the convertible debentures.

The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into Company common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. In September 2003, the investor converted $25,000 of principal and received 2,173,913 shares of common stock.

On June 25, 2003, the Company entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners, LP will retain 7% of each advance under the equity line of credit. In addition, the Company engaged Katalyst Securities LLC, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Katalyst Securities LLC received 588,235 shares of our common stock. The Company filed with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the equity line of credit agreement.


                                                                        Page 11.

On September 30, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $300,000. The face amount of this note is to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed 20,000,000 shares of its common stock, which is an estimation of the shares necessary to repay the principal and interest due.

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

- The Company maintains allowances for doubtful accounts for estimated bad debts. As of September 30, 2003, management believes that such allowances are adequate.

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


                                                                        Page 12.

ITEM 3. CONTROLS AND PROCEDURES

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                                                        Page 13.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

         None.

ITEM 2. CHANGES IN SECURITIES:

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None.

ITEM 5. OTHER INFORMATION:

         None.

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

         None.


                                                                        Page 14.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       PICK UPS PLUS, INC.



                       By: /s/ Merritt Jesson
                           ----------------------------------------------
                           Merritt Jesson, President and Chief Executive Officer





                       By: /s/ Robert White
                           ----------------------------------------------
                           Robert White, Chief Financial Officer


Dated:  November 13, 2003


                                                                        Page 15.