Form 10KSB
period 2003-12-31
PICK UPS PLUS INC
filed 2004-04-14
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                        COMMISSION FILE NUMBER 000-28255

                               PICK-UPS PLUS, INC.
                 (Name of small business issuer in its charter)


                  Delaware                             31-1438392
          -----------------------                   ----------------
          (State of incorporation                   (I.R.S. Employer
             or organization                       Identification No.)

               4360 Ferguson Dr., Suite 120, Cincinnati Ohio 45245
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


                       ----------------------------------
                                 Former address


Registrant's telephone number including area code: (513) 943-4100

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

Indicate by check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year ended December 31, 2003:
$1,233,773.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of April 10, 2004 ($.0240) was $2,110,027

The number of shares outstanding of the issuer's common stock, as of April 10, 2004 was 87,917,811

DOCUMENTS INCORPORATED BY REFERENCE:   NONE

                                     PART I

ITEM 1.  BUSINESS:

FORWARD LOOKING STATEMENTS:

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


GENERAL HISTORICAL INFORMATION:

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

We are a Delaware corporation with our executive offices located at 4360 Ferguson Dr. Suite 120, Cincinnati, Ohio 45245. Our telephone number is (513) 943-4100 and our fax number is (513) 943-9802. We maintain an Internet Web site located at http://www.pickupsplus.com.


OUR FRANCHISE SYSTEM:

THE TYPICAL FRANCHISE UNIT: While each store within our franchise system is unique in many aspects, there are several similarities from one franchise unit to the next. This section presents a profile of the "typical" store within the Pick-Ups Plus franchise system.

FACILITIES: The Picks-Ups Plus store is designed and merchandised to be a toy store for pick-up truck and sports utility vehicle enthusiasts. Each store offers a wide selection of automotive products and is designed to cover a broad range of specific vehicle applications. Products are displayed for maximum appeal, profitability, and traffic flow. The typical store features approximately 5,000 square feet of space, with 2,500 feet devoted to the retail showroom, 2,000 feet to the installations facility, and 500 feet for storage, common area, and office use.

PRODUCTS AND SERVICES:

ACCESSORIES: The typical Pick-Ups Plus store, consisting of 5,000 square feet of space, offers a variety of merchandise to accessorize trucks and sports utility vehicles. Popular product categories include: grille accessories, running boards, chrome light bars, fiberglass fender flares, ladder racks, bug guards, heavy-duty floor mats, oversized visors, headlight covers, toolboxes, bed liners, caps and step bars.

INSTALLATION: Each store's installation service is an important profit center. Products typically installed at the stores include: running boards, bug shields, tonnue tops and fiberglass caps.

STAFFING: The franchisee is on-site during the vast majority of, if not all, hours of operation, is responsible for all operations, and has direct responsibility for marketing, financing, hiring personnel and product purchasing. The franchisee is also active with in-store selling, merchandising, and customer service. The typical owner-operator takes his compensation in the form of the store's distributed profits.

In addition to the franchisee, a typical store employs three full-time associates who assist in managing in-store sales and customer service. The sales associates are trained in customer-oriented selling techniques and must remain highly-informed regarding all of the stores products and services.

MARKETING AND ADVERTISING: We believe that each store serves as a marketing tool for our products and for the franchise opportunity. We design and build our franchised stores with a high visual impact and our products are merchandised for maximum appeal and in accordance with in-store traffic. Uniformed and trained sales associates remain readily available to help customers with product selection.

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

FRANCHISE FEES: The fee for the rights to establish a Pick-Ups Plus franchise store location is $25,000 for a single location, payable upon the signing of the franchise agreement and before the commencement of training or franchise operations. Royalties, equal to 4% of the franchisee's previous week sales, should be paid on a weekly basis.

OTHER RESPONSIBILITIES: To insure the success of our franchisees and the system in general, we suggest that our franchisees meet certain additional requirements such as the allocation of a minimum marketing budget (at least $1,500 per month or 4% of gross sales, whichever is larger) and the acquisition of proper insurance coverage (including a minimum of $1 million coverage each for general aggregate, product, and personal injury coverage).


COMPANY SUPPORT:

MARKET-TESTED PRODUCTS AND OPERATIONS APPROACH: Since 1993, we have refined all aspects of store operations, including merchandising, product/service mix, and promotional materials. A 187 page operations manual covering all aspects of operations serves as the franchisee's first source of reference for operational questions.

TRAINING: Our franchisees receive 18 days of intensive training and orientation. Training covers all aspects of operations including: store operations, ordering inventory, inventory control, installation of products sold, store maintenance and merchandising (in-store training), office procedures, forms, ordering items (in-store training), sales training, and dealing with customers and employees.

CONTINUED MANAGEMENT SUPPORT: Support efforts should include regular operational visits and phone consultations from our President, Chief Executive Officer and other support professionals. Helpful management information is also distributed through regular educational seminars, conferences, bulletins, and newsletters. We host an informative Internet Web site located at http://www.pickups-plus.com that all franchisees have access to. On our Web site, the franchisee can exchange sales tips, installation tips, and access information about other franchise stores, managers and supplier information. Additionally, the Web site gives the franchisees the ability to communicate directly with us and other franchisees through an on-line mailbox system.

CONTINUED MARKETING SUPPORT: We intend for our franchisees to benefit from our overall marketing efforts. Our corporate marketing campaign attempts to create awareness and positive perceptions that are then amplified by the franchisees' own local marketing efforts. Our franchisees should benefit from their affiliation with a larger, recognizable organization.

BUYING POWER: Through our vendor relationships, we try to enable our franchisees to purchase items in small quantities at significant discounts normally reserved for volume purchases. Our franchisees are not required to purchase products from us.

SITE SELECTION: We offer our franchisees assistance with site selection, market analysis, specific site evaluation, and lease negotiations. Substantially all of our Pick-Ups Plus stores are based on standard store formats resulting in generally consistent appearance, merchandising and product mix.

STORE OPENING: We assist our franchisees in designing layouts and merchandising their stores. We help the franchisees identify preferred vendors for fixtures, insurance, and other pre-opening requirements. We also provide on-site store opening assistance for the first week of the franchisee's operations.

FRANCHISE AGREEMENT: The initial term of the franchise agreement is for five (5) years and may be renewed by the franchisee for an additional five(5) years. We may terminate a franchise agreement in the event the franchisee breaches the terms of the franchise agreement.


STORE LOCATIONS:

At the end of the 2003 fiscal year, we had two company-owned stores located at the addresses set forth below.

1. - 11370 Reading Road, Cincinnati, Ohio 45241;

2. - 8056 Production Drive, Florence, Kentucky 41042; and


Subsequent to the 2003 year end, we closed our store located on 8056 Production Drive, Florence, Kentucky. This store is being relocated to the Beechmont area of Cincinnati, Ohio.

The following table sets forth the State locations of the Pick-Ups Plus stores as of the date hereof:



State  Location         Number of franchised stores      Company-owned stores
-------------------     ---------------------------      --------------------

Houston                              1
Kentucky                             1
Ohio                                 1                            1
California                           1
Illinois                             1

Total                                5                            1

FRANCHISE MARKETING:

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


MAJOR SUPPLIERS:

The Company purchases its inventory from two major suppliers, Keystone and Myers. Purchases for the year ended December 31, 2003 and 2002 aggregated $529,457 and $657,050, respectively and accounts payable to these vendors at December 31, 2003 and 2002 was $88,513 and $107,226, respectively.


COMPETITION:

FRANCHISING COMPETITION: We compete directly with many other local and national franchisors which also seek to sell their franchises or business opportunities to prospective franchisees. We are aware of only one other franchisor of truck accessory stores, a privately held company located in Winston-Salem, North Carolina.

MERCHANDISE COMPETITION: Our franchisees compete against local auto parts stores, specialized truck accessory stores and national auto parts chains such as AutoZone, Pep Boys and Discount Auto Parts. Major retailers, such as Wal-Mart, K-Mart and Sears also offer a limited selection of truck accessories. Some of our competitors are also general, full range, traditional department stores which carry automotive accessories. Certain of our competitors are larger in terms of sales volume, store size, resources and have been operating longer than we have. We believe that we maintain a competitive position in terms of depth and breadth of product line, price, quality of personnel and customer service.


TRADE NAMES AND SERVICE MARKS:

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


REGULATION:

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

We are currently updating our files to be in substantial compliance with federal and state franchising laws and the regulations promulgated there under and have obtained all licenses and permits necessary to conduct our business. Failure to comply with such laws and regulations in the future could subject us to civil remedies, including fines or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on us.

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


EMPLOYEES:

As of December 31, 2003, we had approximately eight full time employees and three part-time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and salesmen. The loss of such personnel could have a material adverse effect on our business and our results of operations.


TRANSFER AGENT:

Our transfer agent is Florida Atlantic Stock Transfer, 7130 Nobb Hill Road, Tamarac, Florida 33321.


RISK FACTORS:

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


WE HAD LOSSES IN THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

We had a loss of $878,333 for the year ended December 31, 2003 compared to a loss of $429,821 for the fiscal year ended December 31, 2002. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our franchised stores. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.


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


WE MUST COMPLY WITH FEDERAL AND STATE FRANCHISE REGULATIONS AND IF WE SHOULD FAIL TO MATERIALLY COMPLY WITH SUCH REGULATIONS, IT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS OPERATIONS

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

THE LOSS OF OUR KEY EMPLOYEES MAY ADVERSELY AFFECT OUR GROWTH OBJECTIVES

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


OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND/OR RETAIN QUALIFIED PERSONNEL

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


MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM

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


WE MAY, IN THE FUTURE, ISSUE ADDITIONAL SHARES OF OUR COMMON STOCK WHICH WOULD REDUCE INVESTORS PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE

Our Certificate of Incorporation, as amended, authorizes the issuance of 250,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.


SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET

As of April 11, 2004, the Company had 87,917,811 shares of its Common Stock issued and outstanding of which the Company believes 48,722,581 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of our Common Stock.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE AN ECONOMIC GAIN ON HIS OR HER INVESTMENT FROM AN APPRECIATION, IF ANY, IN THE MARKET PRICE OF OUR COMMON STOCK

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


UNCERTAINTY AS TO THE CONTINUATION OF THE COMPANY AS A GOING CONCERN

The Company realized a net loss of $878,333 for the year ended December 31, 2003 and also sustained substantial operating losses in 2002 and 2001 of $429,821 and $1,324,954, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.


IN THE FUTURE, THE AUTHORIZATION OF OUR PREFERRED STOCK MAY HAVE AN ADVERSE EFFECT ON THE RIGHTS OF HOLDERS OF OUR COMMON STOCK

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


2003 FINANCING ACTIVITY:

To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures. The Company obtained shareholder approval authorizing an increase in the Company's authorized shares of common stock and filed a registration statement with the Securities Exchange Commission registering the shares of common stock underlying the convertible debentures.

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

On June 25, 2003, the Company also entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP, is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners, LP will retain 7% of each advance under the equity line of credit. In addition, the Company engaged Katalyst Securities LLC, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Katalyst Securities LLC received 588,235 shares of our common stock, which was valued at $10,000. The Company filed, with the Securities and Exchange Commission, a registration statement to register the resale of the shares issued under the equity line of credit agreement.

On September 30, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $300,000. The face amount of this note is to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed 20,000,000 shares of its common stock, which is an estimation of the shares necessary to repay the principal and interest due. On November 10, 2003, Cornell Capital Partners, LP, converted $10,000 of this promissory note resulting in the issuance of 1,041,666 common shares.

On November 10,2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $100,000. The face amount of this note is also to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed 10,000,000 shares of its common stock, which is an estimation of the shares necessary to repay the principal and interest due.

RECENT EVENTS:

In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. In March 2004, subsequent to the balance sheet date, the Company closed its Florence, Kentucky location and is now operating at one location in Sharonville, Ohio (see also
Note 2). Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations. The Company believes that the closure of these stores will eliminate the related overhead costs, thus reducing the continuing cash needed for operations.


ITEM 2. DESCRIPTION OF PROPERTY:

Our Ohio based company-owned store is located at 11370 Reading Road, Cincinnati, Ohio 45241, is leased at an annual base rent of $26,400 which expired on March 31, 2002. We presently occupy these premises on a month-to-month lease. We currently use office space at 4360 Ferguson Dr., Suite 120, Cincinnati, Ohio, 45245 which is the office of Robert White, our Chief Financial Officer. Such offices are available to us at a cost of $500 per month. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.


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

Management became aware of a lawsuit filed pending in Clermont County Common Pleas Court under Case No. 2002 CVH 00985. This lawsuit was filed by an individual for monies, in the amount of $23,451, allegedly owed to him for consulting work performed for the Company. Management contested these allegations and the case went to trial on August 18, 2003. In October 2003, this individual was awarded $4,095. The Company has not yet paid the award.

On February 8, 2001, co-plaintiffs Media Force Incorporated and Intec Solutions, Inc. filed a lawsuit in the Circuit Court of Boone County, Kentucky, against the Company. A specific amount was not stated but apparently, the plaintiffs were seeking an amount in excess of $60,000 for goods and services allegedly rendered for which they claim the Company made no payment. The plaintiffs also pled fraud based upon allegations that the Company knew that it could not pay for the services when ordered (designing and building a website) and that management failed to disclose restrictions on Company common stock which the plaintiffs accepted in partial satisfaction of the amount claimed due. The Company claimed that it was owed money by the plaintiffs and filed a counter claim alleging breach of contract, fraud, breach of warranty, unjust enrichment and promissory estoppel. Plaintiffs denied the counterclaim. In December 2002, the Company reached a settlement with the plaintiffs and agreed to pay $2,000 per month for 10 months. In October 2003, the Company made its final payment and the case was dismissed.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There were no matters voted upon by the shareholders during the fourth quarter ended December 31, 2003.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "PUPS". The following table sets forth the range of high and low bid quotations of our common stock, as reported on the OTC Bulletin Board, for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.


                                             Common  Stock

                                           High         Low
For the 2003 fiscal year                ----------- -----------
--------------------------

First  Quarter                             $ .05       $ .02
Second  Quarter                            $ .03       $ .02
Third  Quarter                             $ .03       $ .01
Fourth  Quarter                            $ .02       $ .01

For the 2001 fiscal year
--------------------------
First  Quarter                             $ .09       $ .01
Second  Quarter                            $ .18       $ .05
Third  Quarter                             $ .07       $ .04
Fourth  Quarter                            $ .08       $ .03


SECURITY HOLDERS

At April 11, 2004 there were 87,917,811 shares our common stock outstanding which were held by approximately 139 stockholders of record.


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


RECENT SALES OF UNREGISTERED SECURITIES:

For the fourth quarter of the fiscal year ended December 31, 2003, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. The Company issued 2,173,913 shares of common stock to Cornell Capital Partners, LP, upon the conversion of $25,000 of debentures held by that investor. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL:

Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have five operating franchised stores that are located in Texas, Ohio, Kentucky, Illinois and California; an agreement for a new location in Illinois; and as of December 31, 2003, there were two Company-owned stores located in Ohio and Kentucky. In March 2004, management decided to close its Florence, Kentucky location.


FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2002.

RESULTS OF OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores, continuing royalty fees, and initial franchise fees. Total revenue decreased by $1,242,556 (50.2%) to $1,233,773 in 2003 from $2,476,329 in 2002.
The Company generated revenues of $1,203,837 from retail sales in 2003 compared to $2,349,139 for 2002. This decrease is attributable to the closing of two Company stores in February 2003 along with a decrease in same store sales at the two remaining Company stores.

Cost of sales as a percentage of retail sales increased to 67.3% for 2003 compared to 63.7% for 2002. This was a result of caps and lids becoming a larger percentage of the Company's overall sales - although a larger ticket item, the gross profit per unit is lower.

Total operating expenses decreased by $794,044 to $2,112,106 for the year ended December 31, 2003 from $2,906,150 at December 31, 2002. Cost of sales decreased by $686,500 and selling general and administrative expenses decreased by $193,233. These decreases were primarily due to the closing of two Company stores in February 2003 and the sales at the remaining two stores being lower in 2003 compared to 2002.

Interest expense increased by $11,152 in 2003 compared to 2002 and $70,190 was realized in 2003 in cost reduction due to accounts payable settlements and restructuring of debt.

The Company also incurred a cost of $45,000 in rescinding a Florida Area Development (Franchise) Agreement. Management has decided to develop that area with Company stores instead.

For the period ended December 31, 2003, the Company incurred a net loss of $878,333, or $.01 per share compared to a net loss of $429,821, or $.01 per share, for the year ended December 31, 2002. The increase in net loss results from a significant decrease in sales while the expenses did not decrease nearly as much.

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 2003 and 2002, current liabilities exceeded current assets by approximately $1,186,416 and $809,148 respectively. During 2003 we secured new equity in the amount of $198,223, received proceeds from debentures in the amount of $180,000, and received proceeds from an equity line of credit. We expect to continue to raise additional equity as needed to cover operating expenses and support continued growth in the future. We may not be able to raise additional equity on terms favorable to the Company, if at all.

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

Cash requirements for 2004 will include funds needed to sustain the cash used in operations as well as for anticipated growth and acquisitions. Consequently, management is trying to meet these needs in several ways. First, the Company continues to work with both its existing funding sources and is currently in negotiations with various debt and equity financial institutions to raise the required funding to implement its business plan.

Secondly, management is in negotiations with several synergistic industry partners as potential acquisition candidates. The candidates that have been identified would provide the Company with new revenue and increased operating profits. With at least one of these acquisitions completed, management believes that if additional funds cannot be raised to expand operations, it could reduce its existing operating expenses to a level necessary to generate cash for operations. In the event the Company is unable to raise at least funds to complete one of the targeted acquisitions, the Company could be required to either substantially reduce or terminate its operations.


NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company's financial statements.

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The Company does not currently engage in hedging activities and the adoption of this statement did not have any effect on its financial statements.

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

Inventories, which consist solely of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. Market is considered as net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

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


ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's period SEC filings.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the members of our board of directors and its executive officers as of December 31, 2002:



      Name             Age             Position
      ----             ---             --------

Merritt Jesson          59             President and Director
Robert  White           57             Chief Financial Officer and Director
Robert Ellis            57             Director
William Angell*         70             Director

* As of the date hereof, April 10, 2004, William Angell has resigned his position on the board of directors due to outside interests

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

MERRITT JESSON has served as our President since August 1, 2003. Mr. Jesson is the founder and principal of Professional Management and Consulting Services Group, Inc. and has been providing services to the Company since March 2002. Prior to that, Mr. Jesson was the Chairman, CEO and President of SATX, Inc., a public company that developed GPS tracking devices. Mr. Jesson brings over 35 years of experience in leading, expanding and raising capital for both private and public companies.

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

ROBERT ELLIS has served on our board of directors since September 2, 2003. Mr. Ellis graduated from the University of Illinois with a degree in Accounting and holds a CPA certificate from the State of Illinois. Mr. Ellis has over 35 years of experience in business management and has held the positions of Controller, Chief Financial Officer, Chief Operating Officer, President and Chief Executive Officer for both private and public companies. Mr. Ellis has agreed to serve as the financial expert on the audit committee in charge of the outside auditors enabling Pickups Plus to comply with the Sarbanes-Oxley Act of 2002.

WILLIAM ANGELL has served as a member of our Board of Directors since June 24, 2002. For at least the last five years, Mr. Angell has been a cardio-vascular surgeon in Tampa, Florida. Mr. Angell is also a Managing director of PUPS Investments, LLC., a Florida based limited liability company.



ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or accrued on behalf of our chief executive officer during the fiscal periods ending December 31, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE

LONG-TERM COMPENSATION

                      Annual Compensation    Awards                 Payouts
                      -------------------    ------                 -------
Name  and                                   Restricted
Principal                                     Stock
Position(s)           Year       Salary($)  Bonus($)  Other($)  Awards(# shares)

Compensation

Merritt Jesson        2003         $0
President             2002         $0
                      2001         $0

Sean Hayes            2003         $37,038
COO                   2002         $0
                      2001         $0

Robert White          2003         $41,100
CFO                   2002         $14,772
                      2001         $0


CHIEF FINANCIAL OFFICER

We do not have any long term compensation plans or stock option plans.


DIRECTOR COMPENSATION

Our current directors do not receive any additional compensation for their services as a director.


EMPLOYMENT AGREEMENTS

We have an employment agreements with one employee, Sean Hayes.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

                             Number  of  Shares  of          Percent of
                                 Common  Stock              Common Stock
                                  Beneficially              Beneficially
Name  of                         Owned  or  Right          Owned or Right
Beneficial  Owner              to  Direct  Vote (1)        to Direct Vote (2)
----------------------         --------------------       -------------------
Merritt Jesson                     3,000,000(4)                 3.43%

Robert  White                        100,000(2)                  (*)

Dr. William Angell                26,151,853(3)                29.74%

PUPS Investment LLC               26,151,853(3)                29.74%


Executive  Officers  and           3,100,000(2)(4)              3.54%
Directors as a group
(3 persons) (5)
-------------

(*) Represents less than one percent (1%) of the outstanding shares of our common stock.

(1) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after April 15, 2004. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the persons listed.

(2) Includes 100,000 shares owned by Andrews & White of which Robert White is the President and its controlling shareholder.

(3) Includes an aggregate of 26,151,853 shares of the Company's common stock owned by PUPS Investments LLC, a Florida limited liability company, of which Dr. Angell, one of our previous directors, is the Managing Partner.

(4) Shares acquired by Merritt Jesson.

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

10.12 Amendment No. 1 to Stock Purchase Agreement

(B) REPORTS ON FORM 8-K

The Company did not file a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

AUDIT FEES: The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB were $38,713 and $39,043, respectively for 2003 and 2002.

AUDIT RELATED FEES:  None

TAX FEES:  None

ALL OTHER FEES:  None

AUDIT COMMITTEE PRE-APPROVAL POLICIES: The audit committee makes reasonable inquiry as to the independence of the Company's principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the principal accountant. The audit committee has not approved any services beyond those required for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PICK UPS PLUS, INC.


                    By:  /s/  Merritt Jesson
                        --------------------------
                        Merritt Jesson
                        Chief  Executive  Officer
                        President


Dated: April 14, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Name                                   Title                      Date
------------------------         ----------------          ---------------------

/s/ Merritt Jesson
--------------------
Merritt Jesson                        Director                April 14, 2004

/s/  Robert Ellis
--------------------
Robert Ellis l                        Director                April 14 , 2004

/s/ Robert  White
--------------------
Robert White                          Director                April 14, 2004

                          INDEX TO FINANCIAL STATEMENTS

                                                                                            PAGE(S)

Independent Auditors' Report                                                                 F - 2

Balance Sheets as of December 31, 2003 and 2002                                              F - 3

Statements of Operations for the Years Ended December 31, 2003 and 2002                      F - 4

Statement of Shareholders' Deficit for the Years Ended from December 31, 2003 and 2002       F - 5

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002                      F - 6

Notes to Financial Statements                                                                F - 7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Pick-Ups Plus, Inc.
Cincinnati, Ohio

We have audited the accompanying balance sheets of Pick-Ups Plus, Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pick-Ups Plus, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses of $878,333 and $429,821 for the years ended December 31, 2003 and 2002, respectively, and, as of December 31, 2003, had a working capital deficiency of $1,186,416 and a shareholders' deficit of $1,340,906. These conditions (and others, see Note 13) raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in Note 2.


                                           LAZAR LEVINE & FELIX LLP

New York, New York
March 3, 2004

                               PICK-UPS PLUS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                   - ASSETS -
                                                                                               2003                 2002
                                                                                           ------------          ------------
CURRENT ASSETS:
     Cash                                                                                  $      3,865          $      6,779
     Accounts  receivable - net of allowance for doubtful  accounts of $5,930
       and $0 for 2003 and 2002, respectively                                                    17,281                 6,981
     Inventories                                                                                 66,915               152,736
     Prepaid expenses and other current assets                                                   30,155                21,082
     Note receivable from franchisee                                                                 -                 20,000
     Loan receivable - director                                                                      -                 14,863
                                                                                           ------------          ------------
                                TOTAL CURRENT ASSETS                                            118,216               222,441
FIXED ASSETS                                                                                    117,095                80,802
OTHER ASSETS:
     Security deposits and other assets                                                           1,905                13,810
                                                                                           ------------          ------------

                                                                                           $    237,216          $    317,053
                                                                                           ============          ============

                                           - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable                                                                $    390,000          $         -
     Accounts payable                                                                           340,621               537,022
     Accrued expenses                                                                            14,163                27,780
     Sales taxes payable                                                                        350,653               279,175
     Loans payable - current                                                                    139,591               172,289
     Capitalized lease payable - current                                                         22,804                15,323
     Loans payable - officers/directors                                                          46,800                    -
                                                                                           ------------          ------------
TOTAL CURRENT LIABILITIES                                                                     1,304,632             1,031,589
                                                                                           ============          ============
NON-CURRENT LIABILITIES:
     Loans payable                                                                               68,490                -
     Convertible debentures                                                                     205,000                56,500
                                                                                           ------------          ------------

                                                                                                273,490                56,500
                                                                                           ------------          ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                         -                     -
     Common stock, $.001 par value; 250,000,000 shares authorized, 86,917,811 and
       76,281,497 shares issued for 2003 and 2002, respectively                                  86,917                76,281
     Additional paid-in capital                                                               2,712,875             2,615,048
     Stock subscription receivable                                                                   -               (200,000)
     Accumulated deficit                                                                     (4,140,698)           (3,262,365)
                                                                                           ------------          ------------
                                                                                             (1,340,906)             (771,036)
                                                                                           ------------          ------------

                                                                                           $    237,216          $    317,053
                                                                                           ============          ============

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                            2003                2002
                                                                                       -------------       -------------
REVENUES:
     Retail sales                                                                      $   1,203,837       $   2,349,139
     Initial franchise fees                                                                   -                   70,000
     Royalties                                                                                29,936              57,190
                                                                                       -------------       -------------
                                                                                           1,233,773           2,476,329
                                                                                       -------------       -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                                                           809,996           1,496,496
     Selling, general and administrative expenses                                          1,295,365           1,488,598
     Rescission of franchise agreement                                                        45,000                  -
     Other (income)                                                                           (1,603)               (404)
     Settlement of accounts payable                                                          (70,190)           (100,926)
     Interest expense                                                                         33,538              22,386
                                                                                       -------------       -------------
                                                                                           2,112,106           2,906,150
                                                                                       -------------       -------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES                                             (878,333)           (429,821)

     Provision (credit) for income taxes                                                          -                   -
                                                                                       -------------       -------------

NET LOSS                                                                               $    (878,333)      $    (429,821)
                                                                                       =============       =============


BASIC/DILUTED LOSS PER COMMON SHARE                                                    $       (.01)       $       (.01)
                                                                                       =============       =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                81,102,355          59,903,589
                                                                                       =============       =============

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                       STATEMENT OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   ADDITIONAL          STOCK                              TOTAL
                                             COMMON STOCK           PAID-IN        SUBSCRIPTION      ACCUMULATED      SHAREHOLDERS'
                                          SHARES        AMOUNT      CAPITAL         RECEIVABLE         DEFICIT           DEFICIT
                                         ----------  ----------  --------------   -----------      ----------------  --------------

Balance at January 1, 2002               30,012,675  $   30,013  $    1,813,164   $         -      $     (2,832,544) $     (989,367)

Conversion of debentures                  6,596,969       6,597          48,703             -                    -           55,300

Loans payable converted to equity        12,651,853      12,651         240,303             -                    -          252,954

Sale of common shares                    21,500,000      21,500         425,373       (200,000)                  -          246,873

Compensatory shares                       5,520,000       5,520          87,505             -                    -           93,025

Net loss for the year ended
   December 31, 2002                             -           -               -              -              (429,821)       (429,821)
                                         ----------  ----------  --------------   -----------      ----------------  --------------

BALANCE AT DECEMBER 31, 2002             76,281,497      76,281       2,615,048       (200,000)          (3,262,365)       (771,036)

LOANS PAYABLE CONVERTED TO EQUITY         3,528,079       3,528          36,195             -                    -           39,723

STOCK SUBSCRIPTION RECEIVED                      -           -               -         200,000                   -          200,000

COMPENSATORY SHARES                       7,108,235       7,108          61,632             -                    -           68,740

NET LOSS FOR THE YEAR ENDED
   DECEMBER 31, 2003                             -           -               -              -              (878,333)       (878,333)
                                         ----------  ----------  --------------   -----------      ----------------  --------------

BALANCE AT DECEMBER 31, 2003             86,917,811  $   86,917  $    2,712,875   $         -      $     (4,140,698) $   (1,340,906)
                                         ==========  ==========  ==============   ==========       ================  ==============

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                       2003               2002
                                                                                                 -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                     $    (878,333)     $    (429,821)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                                    75,251            123,148
       Bad debt provision                                                                                5,930                 -
       Compensatory shares                                                                              68,740             93,025
    Changes in assets and liabilities:
       Decrease (increase) in accounts and note receivable                                               3,770            (25,341)
       Decrease (increase) in inventory                                                                 85,821            (33,882)
       (Increase) decrease in prepaid expenses and other                                               (10,850)            16,077
       (Decrease) in accounts payable and accrued expenses                                            (210,018)           (23,284)
       Increase in sales taxes payable                                                                  71,478            131,455
                                                                                                 -------------      -------------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                                  (788,211)          (148,623)
                                                                                                 -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                              (106,267)            (4,893)
    Security deposits and other assets                                                                   8,405             36,495
                                                                                                 -------------      -------------
         NET CASH (UTILIZED) PROVIDED BY INVESTING ACTIVITIES                                          (97,862)            31,602
                                                                                                 -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from credit line                                                                          400,000                 -
    Proceeds from long-term debt                                                                       132,249                 -
    Principal payments of long-term debt                                                               (88,976)          (108,121)
    Payments of capitalized leases                                                                          -             (18,335)
    Loans (repaid by) advanced to director/officer                                                      61,663            (31,425)
    Proceeds from debentures                                                                           180,000                 -
    Net proceeds from issuance of common stock                                                         198,223            246,873
                                                                                                 -------------      -------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     883,159             88,992
                                                                                                 -------------      -------------

NET (DECREASE) IN CASH EQUIVALENTS                                                                      (2,914)           (28,029)
    Cash and cash equivalents, beginning of year                                                         6,779             34,808
                                                                                                 -------------      -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                           $       3,865      $       6,779
                                                                                                 =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the year:
         Interest                                                                                $      32,097      $      19,086
         Taxes                                                                                              -                  -
(ii) During 2003, the Company issued (a) 3,528,079 shares of common stock upon conversion of loans aggregating $39,723 and (b) 7,108,235 shares in lieu of compensation aggregating $68,740.
(iii)During 2002, the Company issued (a) 6,596,969 shares of common stock upon the conversion of debentures aggregating $55,300 and (b) 12,651,853 common shares upon the conversion of loans payable in the amount of $252,954.

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE   1   -     DESCRIPTION OF COMPANY:

                 Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently 5 franchised locations in operation and until February 2003 there were 4 Company owned-stores. In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. In March 2004, subsequent to the balance sheet date, the Company closed its Florence, Kentucky location and is now operating at one location in Sharonville, Ohio (see also
                 Note 2). Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.


NOTE   2   -     GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS:

                 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the Company realized a net loss of $878,333 and also sustained substantial operating losses in 2002, 2001 and 2000 of $429,821, $1,324,954, and
                 $1,146,347, respectively. In addition, the Company has used significant amounts of working capital in its operations and, as of December 31, 2003, current liabilities exceed current assets by $1,186,416 and total liabilities exceed total assets by $1,340,906. The Company is also delinquent in paying certain of its debts.

                 Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of December 31, 2003, sales tax collected from customers and unpaid aggregated $350,653. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $68,178 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid. The Company is also hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

                 In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

                 In May 2002, the Company relocated its offices to smaller premises, and lowered its monthly rent expense by approximately $4,000. The Company also terminated certain employees, effected pay-cuts, and implemented cost-containing measures. The Company has been successful in negotiating settlements with certain of its vendors and service providers and has been able to reduce its payables. The 2003 and 2002 statements of operations reflect approximately $70,000 and $101,000 of income from such settlements, respectively. The Company has also been successful in obtaining deferrals of certain payables, thereby converting accounts payable to long-term liabilities.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE   2   -     GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS (CONTINUED):

                 In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The closure of these stores eliminated the related overhead costs and reduced the continuing cash needed to operate these 2 facilities. In March 2004, subsequent to the balance sheet date, the Company closed its Florence, Kentucky location and is now operating at one location in Sharonville, Ohio. Management expects that, upon the completion of its cost-cutting measures and the implementation of its marketing plan, its remaining store will generate a positive cash flow.

                 To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures. The Company obtained shareholder approval authorizing an increase in the Company's authorized shares of common stock and filed a registration statement with the Securities Exchange Commission registering the shares of common stock underlying the convertible debentures.

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

                 On June 25, 2003, the Company also entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The investor, Cornell Capital Partners, LP, is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Further, Cornell Capital Partners, LP will retain 7% of each advance under the equity line of credit. In addition, the Company engaged Katalyst Securities LLC, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Katalyst Securities LLC received 588,235 shares of our common stock, which was valued at $10,000. The Company filed, with the Securities and Exchange Commission, a registration statement to register the resale of the shares issued under the equity line of credit agreement.

                 On September 30, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $300,000. The face amount of this note is to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed 20,000,000 shares of its common stock, which is an estimation of the shares necessary to repay the principal and interest due. On November 10, 2003, Cornell Capital Partners, LP, converted $10,000 of this promissory note resulting in the issuance of 1,041,666 common shares.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE   2   -     GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS (CONTINUED):

                 On November 10,2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $100,000. The face amount of this note is also to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed 10,000,000 shares of its common stock, which is an estimation of the shares necessary to repay the principal and interest due.

                 Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern. See also Note 13 re: Legal Proceedings.


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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (E)      REVENUE RECOGNITION:

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

        (F)      ADVERTISING AND PROMOTION COSTS:

                 Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2003 and 2002, such costs aggregated $2,226 and $40,416, respectively.

        (G)      INCOME TAXES:

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

        (H)      EARNINGS (LOSS) PER SHARE:

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

        (I)      FAIR VALUE:

                 The carrying amounts of cash, trade receivables, accounts payable and debt obligations approximate fair value, as of December 31, 2003 and 2002.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (J)      RECENT ACCOUNTING PRONOUNCEMENTS:

                 In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not result in the reclassification of any financial instruments in the Company's financial statements.

                 In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." The Company does not currently engage in hedging activities and the adoption of this statement did not have any effect on its financial statements.

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

                 On August 2, 2001, the Company completed the acquisition of certain assets of an unrelated entity located in Akron, Ohio. The purchase price was paid as follows: (a) $65,000 in cash at closing; (b) issuance of a $44,000 non-interest bearing note payable in equal monthly installments of $4,000 commencing September 2001 and (c) issuance of a $39,000 non-interest bearing note payable no later than 30 days after closing upon the satisfaction of certain conditions. The Company also issued 300,000 shares, valued at $18,000, of its common stock as part of the purchase price. The assets acquired consist of store fixtures, shop equipment and inventory and the Company recorded goodwill in the amount of $56,500. The Company is paying the required monthly installments on the above notes, and, as of December 31, 2003, the remaining balance was $20,743. Management was previously successful in amending this note for a lower payment, however, the Company is currently in default and is currently in negotiations to restructure the payments of the balance due.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE   4   -     ACQUISITION (CONTINUED):

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

                 In March 2003, in an effort to contain costs, the Company decided to cease operations at the Akron and Muncie stores. In March 2004, subsequent to the balance sheet date, the Company also closed its retail store located in Kentucky in further cost cutting measures. These stores were generating losses and did not fit the location criteria that have since been established for future stores.

                 The above acquisitions were recorded utilizing the purchase method of accounting. In 2001 and 2000, the Company determined that the remaining goodwill associated with these businesses was impaired and as a result recognized impairment charges.


NOTE   5   -     NOTE RECEIVABLE FROM FRANCHISEE:

                 On September 30, 2002, the Company entered into an Area Development Franchise Agreement with 2 shareholders of the Company, and received a promissory note as payment for the $45,000 fee. On October 21, 2002, the Company received $25,000 of this fee. In December 2003, the Company reached an agreement with the franchisee/shareholders to rescind this agreement and to repay the $25,000 received to date in connection with the agreement. As of December 31, 2003, the Company had not paid the $25,000.


NOTE   6   -     FIXED ASSETS:

                 Fixed assets is comprised of the following:

                                                                             2003               2002
                                                                        ------------       ------------
                 Furniture and fixtures                                 $     80,207       $     75,208
                 Machinery and equipment                                      37,635             37,635
                 Transportation equipment                                    101,267              9,200
                 Capitalized leases                                           66,716             66,716
                                                                        ------------       ------------
                                                                             285,825            188,759
                 Less: accumulated depreciation and amortization             168,730            107,957
                                                                        ------------       ------------
                                                                        $    117,095       $     80,802
                                                                        ============       ============

                 Depreciation and amortization expense aggregated $69,974 and $40,398 for 2003 and 2002, respectively.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE   7   -     LOANS PAYABLE:

        (A)      LINE OF CREDIT:

                 In May 2000, the Company entered into an agreement with its bank (PNC Bank) to provide a line of credit in the amount of $300,000. Borrowings under this line, which bore interest at an annual rate equal to the bank's prime lending rate + 1%, were collateralized by all of the Company's assets, the unlimited personal guaranty of the Company's President as well as 144,000 shares of the Company's common stock held by its President. The principal payment on this credit line was due in June 2001. In October 2001, the bank filed suit in the Court of Common Pleas, Hamilton County, Ohio, against the Company for non-payment of the principal balance owed and for a default of the personal guaranty. On November 19, 2001, the Company received notification from the bank that it would settle the balance owed in return for a payment of $150,000, ($75,000 to be paid on or before November 30, 2001 and $75,000 to be paid on or before December 15, 2001) plus the retention of 100,000 shares of the stock which was pledged by the Company's President. The Company was unable to meet the bank's requirements and in March 2002, this note was acquired in a transaction with PUPS Investment, LLC, an investor. The bank retained 100,000 of the 144,000 shares held by the Company's President which partly collateralized borrowings under this credit line.

                 On June 25, 2003, the Company also entered into an equity line of credit with one investor. Pursuant to the equity line of credit, the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $2,000,000 (see Note 2 for further discussion). As of December 31, 2003, the Company had an outstanding balance of $390,000 under this line of credit.

        (B)      LOANS PAYABLE:

                 On July 14, 2001, the Company entered into a promissory note with Cornell Capital Partners, LP (Cornell) in which the Company was to receive an aggregate of $200,000, repayable with interest at an annual rate of 12%. Repayment of this loan was to occur within forty-five business days from the date on which the Company was in receipt of the principal sum of $200,000. In March 2002, the Company entered into a non-negotiable promissory note with Cornell dated February 28, 2002 (the "Renewal Note"). The Renewal Note renews and restates the note of July 14, 2001 (the "Original Note"). At the time the parties entered into the Renewal Note, there was $5,000 of accrued interest on the Original Note. Pursuant to the terms of the Renewal Note, the Company will pay Cornell $105,000 with interest thereon at the rate of eight percent (8%) per annum. The principal and interest on the Renewal Note is payable in twelve (12) equal monthly installments of $9,133, commencing March 15, 2002. The payment and the performance of the Renewal Note has been unconditionally guaranteed personally by the Company's Chairman of the Board/ President, (the "Guaranty"). The Renewal Note and the Guaranty are secured by a Pledge Agreement dated February 28, 2002, (the "Pledge Agreement"), by and between Cornell and this officer. Under the Pledge Agreement, the officer pledged and granted to Cornell a first-priority security interest in 5,000,000 shares of the Company's common stock held of record by him. Pursuant to the Pledge Agreement, the officer unconditionally agreed that if the Company defaults on the Renewal Note, Cornell shall have the right to take and/or sell a number of the pledged shares equal to the entire principal balance and accrued interest outstanding and owed to Cornell under the Renewal Note and Guaranty. As of December 31, 2002, the balance owed to Cornell was $44,770.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE   7   -     LOANS PAYABLE (CONTINUED):

        (B)      LOANS PAYABLE (CONTINUED):

                 Loans payable as of December 31, 2003 and 2002 consists of the following:

                                                                                           2003             2002
                                                                                       ------------     ------------
               Small business loan; monthly payments of $1,335, annual
                 interest rate of 10.25%, matures in July 2003                         $     71,447     $     77,889
               Equipment loans payable                                                       88,891              857
               Notes payable re: acquisition - Akron, Ohio (see Note 4)                      20,743           46,773
               Note payable re: Area Development Franchise Agreement (see Note 5)            25,000
               Note payable - Cornell                                                            -            44,770
               Loan payable - Other                                                           2,000            2,000
                                                                                       ------------     ------------
                                                                                            208,081          172,289
               Less: current maturities                                                     139,591          172,289
                                                                                       ------------     ------------
                                                                                       $     68,490     $          -
                                                                                       ============     ============

                 Aggregate maturities of long-term debt for the next five years are $139,591, $21,403, $21,065, $20,565 and $5,457.

        (C)      CAPITALIZED LEASE OBLIGATIONS:

                 The Company is the lessee of telephone and computer equipment under various leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases, included in depreciation expense for the years ended December 31, 2003 and 2002, aggregated $8,568 and $17,360, respectively.

                 The interest rates on the capitalized leases were based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.


NOTE   8   -     RELATED PARTY TRANSACTIONS:

                 During 2002, an officer resigned his position but continued as a director of the Company. The Company continues to pay certain benefits on his behalf, which are to be reimbursed to the Company. As of December 31, 2002, such un-reimbursed expenses aggregated $14,863.

                 As of December 31, 2003, the Company was indebted to three shareholders/directors of the Company in the aggregate amount of $46,800. These advances are non-interest bearing and are payable on demand.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE   9   -     CONVERTIBLE DEBENTURES:

                 On March 29, 2001 the Company entered into a Placement Agent Agreement (see Note 2) to assist in the sale of an aggregate of $500,000 in principal amount of 5% convertible debentures (the Debentures). The Debentures are due in 2006 with interest being computed on the basis of a 365-day year. The Debentures are convertible at a conversion price equal to either (a) $.50 per share or (b) an amount equal to eighty percent (80%) of the lowest five (5) closing bid prices of the Company's common stock for the twenty (20) trading days immediately preceding the conversion date. During April and May 2001, the Company issued $300,000 of these debentures. As of December 31, 2003, certain holders had converted an aggregate of $250,000 of their debentures in exchange for 15,050,601 of Company common shares.

                 To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures (see Note 2 for further discussion). The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into Company common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five
                 (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. In September 2003, the investor converted $25,000 of principal and received 2,173,913 shares of common stock.


NOTE   10   -    CAPITAL STOCK AND EQUIVALENTS:

                 In September 1998, the Company's directors authorized an increase in the number of shares of common stock from one share to fifty million shares at $0.001 par value per share and five million shares of preferred stock at $1.00 par value per share. They also authorized a forward stock split of 6,100,000 to 1. In March 2002, the directors authorized an additional increase of common stock to 100,000,000 shares. On June 23, 2003, a majority of the Company's shareholders authorized a further increase in the Company's authorized common stock from 100,000,000 to 250,000,000 shares.

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

                 In connection with a Stock Purchase Agreement entered into with PUPS Investment, LLC, the Company agreed to issue and sell to this entity an aggregate of 21,500,000 shares of the Company's common stock. As of December 31, 2002, the Company had issued all of the common shares and received net proceeds of $246,873.

                 During 2003, certain debt holders agreed to convert an aggregate of $39,723 of liabilities into Company shares and received 3,528,079 of such shares upon conversion. The Company also issued 7,108,235 shares in lieu of payment of compensation/consulting fees valued at $68,740.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE  11   -     INCOME TAXES:

                 No provision for Federal and state income taxes has been recorded since the Company has incurred losses for 2003 and 2002. Deferred tax assets at December 31, 2003 and 2002 consist primarily of the tax effect of the net operating losses that expire in years beginning in 2019 and which amounts to approximately $4,100,000 at December 31, 2003. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2003 and 2002 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.


NOTE  12   -     COMMITMENTS AND CONTINGENCIES:

        (A)      LEASE OBLIGATIONS:

                 The Company is obligated presently for future minimum lease payments, pursuant to renewable leases, for office and retail space, in the following amounts:

                     2004                             $  58,902

                 Rental expense for 2003 and 2002 aggregated $125,550 and $240,453 respectively.

        (B)      MAJOR SUPPLIERS:

                 The Company purchases its inventory primarily from two major suppliers. Purchases for the years ended December 31, 2003 and 2002 aggregated $529,457 and $657,050, respectively and accounts payable to these two vendors at December 31, 2003 and 2002 was $88,513 and $107,226, respectively.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE  12   -     COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

                 Management became aware of a lawsuit filed pending in Clermont County Common Pleas Court under Case No. 2002 CVH 00985. This lawsuit was filed by an individual for monies, in the amount of $23,451, allegedly owed to him for consulting work performed for the Company. Management contested these allegations and the case went to trial on August 18, 2003. In October 2003, this individual was awarded $4,095. The Company has not yet paid the award.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE  13   -     LEGAL PROCEEDINGS (CONTINUED):

                 On February 8, 2001, co-plaintiffs Media Force Incorporated and Intec Solutions, Inc. filed a lawsuit in the Circuit Court of Boone County, Kentucky, against the Company. A specific amount was not stated but apparently, the plaintiffs were seeking an amount in excess of $60,000 for goods and services allegedly rendered for which they claim the Company made no payment. The plaintiffs also pled fraud based upon allegations that the Company knew that it could not pay for the services when ordered (designing and building a website) and that management failed to disclose restrictions on Company common stock which the plaintiffs accepted in partial satisfaction of the amount claimed due. The Company claimed that it was owed money by the plaintiffs and filed a counter claim alleging breach of contract, fraud, breach of warranty, unjust enrichment and promissory estoppel. Plaintiffs denied the counterclaim. In December 2002, the Company reached a settlement with the plaintiffs and agreed to pay $2,000 per month for 10 months. In October 2003, the Company made its final payment and the case was dismissed.

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


NOTE  14   -     POTENTIAL ACQUISITION:

                 In December 2003, the Company entered into a Letter of Intent
                 (LOI) for the initial acquisition of certain assets of an unrelated entity. The purchase price of the assets to be acquired aggregates $1,700,000 and requires that $10,000 be paid upon acceptance of the LOI (which amount was paid), $590,000 to be paid in cash at closing, which has been extended to April 20, 2004 and the issuance of 5,238,095 shares of Company common stock.

                 The Company has also entered into a Stock Purchase Agreement, with the sellers, for the option to purchase all of the outstanding shares of this entity for an aggregate purchase price of $4,300,000. This option may be exercised any time within a 36-month period of the closing of the initial acquisition transaction described above.