Form 10QSB
period 2004-03-31
PICK UPS PLUS INC
filed 2004-05-24
CIK 1074961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission File Number 000-28255

                               PICK-UPS PLUS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                        31-1438392
-------------------------------------------------------------------------------
(State or other  jurisdiction                           (IRS Employer
of incorporation  or  organization)                     Identification No.)

              4360 Ferguson Drive, Suite 120, Cincinnati, OH 45245
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (513) 943-4100
-------------------------------------------------------------------------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                              -    -

There were 86,917,811 shares of the registrant's common stock outstanding as of March 31, 2004.


Transitional Small Business Disclosure Format  Yes   No  X
                                                  --    --

                               PICK-UPS PLUS, INC.

                                    - INDEX -

                                                                                               Page(s)
                                                                                               -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements
           Condensed Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003             3
           Condensed Statements of Operations - Three Months Ended March 31, 2004
              and 2003 (unaudited)                                                                 4

           Condensed Statements of Cash Flows - Three Months Ended March 31, 2004 and
              2003 (unaudited)                                                                     5

           Notes to Interim Condensed Financial Statements                                       6 - 9


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                     10 - 11


Item 3 - Controls and Procedures                                                                  11


PART II:  OTHER INFORMATION                                                                       12

SIGNATURES                                                                                        13

EXHIBITS

                          PART I. Financial Information

ITEM 1. Financial Statements

                               PICK-UPS PLUS, INC.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                                        March 31,    December 31,
                                                                                           2004           2003
                                                                                       -----------    -----------
                                                                                       (unaudited)
CURRENT ASSETS:
     Cash                                                                              $     1,717    $     3,865
     Accounts  receivable - net of allowance for doubtful  accounts of $7,930
       and $5,930 for 2004 and 2003, respectively                                           15,281         17,281
     Inventories                                                                            50,900         66,915
     Prepaid expenses and other current assets                                              31,745         30,155
                                                                                       -----------    -----------
TOTAL CURRENT ASSETS                                                                        99,643        118,216
FIXED ASSETS                                                                               112,200        117,095
OTHER ASSETS:
     Security deposits and other assets                                                      1,905          1,905
                                                                                       -----------    -----------

                                                                                       $   213,748    $   237,216
                                                                                       ===========    ===========

                                           - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable                                                            $   390,000    $   390,000
     Accounts payable                                                                      454,778        340,621
     Accrued expenses and other                                                             57,797         14,163
     Sales taxes payable                                                                   294,085        350,653
     Loans payable - current                                                               140,473        139,591
     Capitalized lease payable - current                                                    22,804         22,804
     Loans payable - officers/directors                                                     75,523         46,800
                                                                                       -----------    -----------
TOTAL CURRENT LIABILITIES                                                                1,435,460      1,304,632
                                                                                       -----------    -----------
NON-CURRENT LIABILITIES:
     Loans payable                                                                          62,537         68,490
     Convertible debentures                                                                205,000        205,000
                                                                                       -----------    -----------

                                                                                           267,537        273,490
                                                                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                    --             --
     Common stock, $.001 par value; 250,000,000 shares authorized, 86,917,811 shares
       issued for 2004 and 2003                                                             86,917         86,917
     Additional paid-in capital                                                          2,712,875      2,712,875
     Accumulated deficit                                                                (4,289,041)    (4,140,698)
                                                                                       -----------    -----------
                                                                                        (1,489,249)    (1,340,906)
                                                                                       -----------    -----------

                                                                                       $   213,748    $   237,216
                                                                                       ===========    ===========

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the Three Months
                                                                 Ended March 31,
                                                     ------------------------------------
                                                            2004                 2003
                                                     ---------------      ---------------
REVENUES:
     Retail sales                                    $       153,072      $       349,637
     Royalties                                                 7,634               12,455
                                                     ---------------      ---------------
                                                             160,706              362,092
                                                     ---------------      ---------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                           113,368              223,737
     Selling, general and administrative expenses            202,093              269,327
     Other income                                             (6,736)                (381)
     Interest expense                                            324                1,418
                                                     ---------------      ---------------
                                                             309,049              494,101
                                                     ---------------      ---------------

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES           (148,343)            (132,009)

     Provision (credit) for income taxes                          -                    -
                                                     ---------------      --------------

NET (LOSS)                                           $      (148,343)     $      (132,009)
                                                     ================     ================


BASIC/DILUTED LOSS PER COMMON SHARE                  $            -       $            -
                                                     ===============      ==============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                86,917,811           76,281,497
                                                     ===============      ===============

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                        ----------------------
                                                                                           2004        2003
                                                                                        ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $(148,343)   $(132,009)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                        4,895       12,504
       Bad debt provision                                                                   2,000        1,000
    Changes in operating assets and liabilities:
       Accounts receivable                                                                     --         (611)
       Inventory                                                                           16,015       22,413
       Prepaid expenses and other assets                                                   (1,590)        (400)
       Accounts payable                                                                   157,791      (13,001)
       Accrued expenses and other liabilities                                             (56,568)       3,645
                                                                                        ---------    ---------
         Net cash (utilized) by operating activities                                      (25,800)    (106,459)
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                                           --           --
                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                                   (5,071)      (6,168)
    Payments of capitalized leases                                                             --       (3,828)
    Proceeds from officer's loan                                                           28,723           --
    Stock subscription received                                                                --      125,000
                                                                                        ---------    ---------
         Net cash provided by financing activities                                         23,652      115,004
                                                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (2,148)       8,545

    Cash and cash equivalents, beginning of year                                            3,865        6,779
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   1,717    $  15,324
                                                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i) Cash paid during the year:
         Interest                                                                       $     324    $   1,418
         Taxes                                                                                 --           --

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 1 -      DESCRIPTION OF COMPANY:

              Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market, which is considered to be the fastest growing segment of the motor vehicle market in the United States. There are currently 5 franchised locations in operation and until February 2003 there were 4 Company owned-stores. In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. In March 2004, the Company closed its Florence, Kentucky location and plans to re-open in Cincinnati, Ohio (see also Note 2). Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.

              The accounting  policies  followed by the Company are set forth in
              Note 3 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2003. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and 10-QSB and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

              In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2004 and the results of its operations for the three-month periods ended March 31, 2004 and 2003 and its cash flows for the three-month periods ended March 31, 2004 and 2003.

              The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 -      GOING CONCERN UNCERTAINTY:

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the Company has realized net losses of $878,333, $429,821, $1,324,954, and $1,146,347 for the
              2003, 2002, 2001 and 2000 years, respectively. The Company has also generated a net loss of $148,343 for the current three month period ended March 31, 2003. In addition, the Company has used significant amounts of working capital in its operations and, as of March 31, 2004, current liabilities exceed current assets by $1,335,817 and total liabilities exceed total assets by $1,489,249. As of December 31, 2003, current liabilities exceed current assets by $1,186,416 and total liabilities exceed total assets by $1,340,906. The Company is also delinquent in paying certain of its debts.

              Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of March 31, 2004, sales tax collected from customers and unpaid aggregated $294,085. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $68,178 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid. The Company is also hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 2 -      GOING CONCERN UNCERTAINTY (Continued):

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

              In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. The closure of these stores eliminated the related overhead costs and reduced the continuing cash needed to operate these 2 facilities. In March 2004, the Company closed its Florence, Kentucky location and plans to re-open in Cincinnati, Ohio. Management expects that, upon the completion of its cost-cutting measures and the implementation of its marketing plan, its remaining store will generate a positive cash flow.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 2 -      GOING CONCERN UNCERTAINTY (Continued):

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

              The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See also Note 13 re: Legal Proceedings.


NOTE 3 -      LEGAL PROCEEDINGS:

              On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law, breach of contract, fraud, etc. The allegations also include claims that the Company's franchise offering was not registered with the State of California, that the Company failed to make required disclosures, made fraudulent disclosures, breached the franchise agreement executed by the franchisee, all claims giving rise to rescission and/or damages. The Company has filed an answer denying the allegations and setting up affirmative defenses. In addition, the Company has filed a Cross-Complaint, alleging among other things, fraud, that the franchisee did not intend to perform under the franchise agreement and claiming that the franchisee is using the Company's trademarks, without payment of royalties. The Company alleges a right to damages and intends to file a Motion compelling the franchisee to arbitrate their claims. Counsel to the Company is unable to evaluate the likelihood of any outcome in this case at this time. An arbitration hearing held in February 2004 resulted in the Company having to produce additional documents. The parties as now awaiting a decision from the arbitrator.

              On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The complaint seeks specific performance as well as general and punitive damages. Management and the sellers have agreed on the payment terms and are in the process of finalizing an agreement.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

NOTE 3 -      LEGAL PROCEEDINGS (Continued):

              Management became aware of a complaint filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and has also filed a counterclaim alleging defamation of character and deceptive trade practices among others claims and seeks damages in the aggregate amount of $100,000. This case has been set for trial on June 21, 2004. In the interim, the parties have been negotiating pre-trial settlement.

              There is no other current outstanding litigation in which the Company is involved other than routine claims for amounts owed to vendors and consultants incidental to ongoing business.


NOTE 4 -      SUBSEQUENT EVENTS:

              In  December  2003,  the Company  entered  into a Letter of Intent
              (LOI) for the initial acquisition of certain assets of an unrelated entity. The purchase price of the assets to be acquired aggregates $1,700,000 and requires that $10,000 be paid upon acceptance of the LOI (which amount was paid), $590,000 to be paid in cash at closing, and the issuance of 5,238,095 shares of Company common stock. This transaction was consummated on April 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchiser, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 5 franchised stores in operation, which are located in Ohio, Illinois, Kentucky, California, and Texas. In addition, we have two Company-owned stores located in Ohio. The Company recently closed the Kentucky store and relocated it into facilities occupied by one of its newly acquired Auto Preservation locations.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of March 31, 2004 and December 31, 2003; (ii) Condensed Statements of Operations for the three month periods ended March 31, 2004 and 2003 and (iii) Condensed Statements of Cash Flows for the three month periods ended March 31, 2004 and 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, contingencies and litigation on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of our financial statements:

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based unpon provisions governing obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required and estimates made regarding adjustment to the cost of inventories. Actual amounts could be different from those estimated.

RESULTS OF OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores and continuing royalty fees. Retail sales for the quarter ended March 31, 2004 reflected a 55.2% decrease when compared to the same period in the previous year. This was primarily due to the closing of the Kentucky store in March 2004 and a general decrease in individual store volume during the period.

Gross profit, as a percentage of retail sales, was 25.90% and 36.01% for the three-month periods ended March 31, 2004 and 2003, respectively. This decrease in gross profit is due to a write off of approximately $16,000 in stale inventory detected upon closing of the Kentucky store.

Selling, general and administrative expenses decreased from $269,327 to $202,293 (24.9%) when comparing the three-month period ended March 31, 2004 to the comparable period in 2003. This was due to decreased expenses from the company store that was closed for almost two months of the quarter.

As a result of the above, the Company reflected net losses of $148,343 ($.00 per share) compared to $132,009 ($.00 per share) for the three-month periods ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

As of March 31, 2004, current liabilities exceeded current assets by $1,335,817. As of December 31, 2003, current liabilities exceeded current assets by $1,186,416.

The Company used $25,800 in cash to support operating needs in the three months ended March 31, 2004 compared to $106,000 used in 2003. These uses of cash were offset by the proceeds from officer's loan for the three-month period ended March 31, 2004.

The Company currently has insufficient funds available for operations and is required to seek additional financing to supplement cash generated from the operations of the Company owned retail stores and proceeds from continuing royalties. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Our independent auditors have included an explanatory paragraph in their report stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements. See also Note 2 to the financial statements.

Cash requirements for 2004 will include funds needed to sustain the cash used in operations as well as for anticipated growth and acquisitions. Consequently, management is trying to meet these needs in several ways. The Company continues to work with both its existing funding sources including additional exercise of its equity line of credit and is currently in negotiations with various debt and equity financial institutions to raise the required funding to implement its business plan.

RISKS AND UNCERTANTIES:

The Company may not be successful in obtaining sufficient funds to execute its strategy. Additionally, we will face intense competition in the truck and SUV accessories aftermarket and may have difficulty finding acquisition candidates at criteria that meet our requirements.


ITEM 3 - CONTROLS AND PROCEDURES:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of March 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS:

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         Presented in Note 3 to the financial statement

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5   OTHER INFORMATION

         Not applicable

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.
                31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

                32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)


         (b) Reports on Form 8-K.
                We filed a current report on Form 8-K dated May 18, 2004 to report an asset purchase consummated on April 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PICK UPS PLUS, INC.


                                       By: /s/ Merritt Jesson
                                           -------------------------------
                                       Merritt Jesson
                                       Chief Executive Officer, President

Dated:  May 20, 2004