Form 10QSB
period 2004-06-30
PICK UPS PLUS INC
filed 2004-08-16
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 000-28255

                               PICK-UPS PLUS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    31-12440524
--------------------------------------------------------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)

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

There were ______________ shares of the registrant's common stock outstanding as of June 30, 2004.


Transitional Small Business Disclosure Format                 Yes    No  X
                                                                 ---    ---

                               PICK-UPS PLUS, INC.


                                    - INDEX -



                                                                         PAGE(S)
PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements
           Condensed Balance Sheets - June 30, 2004
            (unaudited) and  December 31, 2003                              3

           Condensed Statements of Operations
            - Three and Six Months Ended
            June 30, 2004 and 2003 (unaudited)                              4

           Condensed Statements of Cash Flows
            - Six Months Ended June 30, 2004
            and 2003 (unaudited)                                            5

           Notes to Interim Condensed Financial Statements              6 - 9

Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations               10 - 11

Item 3 - Controls and Procedures                                           11

PART II:  OTHER INFORMATION                                                12

SIGNATURES                                                                 13

EXHIBITS


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PICK-UPS PLUS, INC.
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                                    JUNE 30, 2004   December 31,
                                                                                     (UNAUDITED)       2003
                                                                                     -----------    -----------
CURRENT ASSETS:
     Cash                                                                            $     7,196    $     3,865
     Accounts  receivable - net of allowance for doubtful  accounts of $9,930
       and $5,930 for 2004 and 2003, respectively                                        147,784         17,281
     Inventories                                                                          74,255         66,915
     Prepaid expenses and other current assets                                            17,555         30,155
                                                                                     -----------    -----------
TOTAL CURRENT ASSETS                                                                     246,790        118,216
                                                                                     -----------    -----------
FIXED ASSETS                                                                             150,746        117,095
                                                                                     -----------    -----------
OTHER ASSETS:
     Goodwill                                                                            755,412             --
     Security deposits and other assets                                                    3,905          1,905
                                                                                     -----------    -----------

                                                                                         759,317          1,905
                                                                                     -----------    -----------

                                                                                     $ 1,156,853    $   237,216
                                                                                     ===========    ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable                                                          $   390,000    $   390,000
     Accounts payable                                                                    466,544        340,621
     Accrued expenses and other                                                          143,195         14,163
     Sales taxes payable                                                                 326,503        350,653
     Loans payable - current                                                             957,217        139,591
     Capitalized lease payable - current                                                  22,804         22,804
     Loans payable - officers/directors                                                  117,155         46,800
                                                                                     -----------    -----------
TOTAL CURRENT LIABILITIES                                                              2,423,418      1,304,632
                                                                                     -----------    -----------
NON-CURRENT LIABILITIES:
     Loans payable                                                                        56,584         68,490
     Convertible debentures                                                               50,000        205,000
                                                                                     -----------    -----------

                                                                                         106,584        273,490
                                                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized; none issued                  --             --
     Common stock, $.001 par value; 250,000,000 shares authorized, 109,499,954 and
       86,917,811 shares issued for 2004 and 2003, respectively                          109,499         86,917
     Additional paid-in capital                                                        3,015,055      2,712,875
     Accumulated deficit                                                              (4,497,703)    (4,140,698)
                                                                                     -----------    -----------
                                                                                      (1,373,149)    (1,340,906)
                                                                                     -----------    -----------

                                                                                     $ 1,156,853    $   237,216
                                                                                     ===========    ===========

                             See accompanying notes


                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three Months               For the Six Months
                                                            Ended June 30,                   Ended June 30,
                                                        2004             2003            2004              2003
                                                    -------------    -------------    -------------    -------------
REVENUES:
     Retail sales                                   $     399,418    $     314,300    $     552,490    $     663,937
     Royalties                                              6,407           17,031           14,041           29,486
                                                    -------------    -------------    -------------    -------------
                                                          405,825          331,331          566,531          693,423
                                                    -------------    -------------    -------------    -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                        155,034          232,925          268,402          456,662
     Selling, general and administrative expenses         442,080          371,289          644,173          640,616
     Other income                                            (681)          (4,029)          (7,417)          (4,410)
     Interest expense                                      18,054            4,656           18,378            6,074
                                                    -------------    -------------    -------------    -------------
                                                          614,487          604,841          923,536        1,098,942
                                                    -------------    -------------    -------------    -------------

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES        (208,662)        (273,510)        (357,005)        (405,519)

     Provision (credit) for income taxes                       --               --               --               --
                                                    -------------    -------------    -------------    -------------

NET (LOSS)                                          $    (208,662)   $    (273,510)   $    (357,005)   $    (405,519)
                                                    =============    =============    =============    =============


BASIC/DILUTED LOSS PER COMMON SHARE                 $         .00    $         .00    $         .00    $        (.01)
                                                    =============    =============    =============    =============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            103,001,687       79,721,470       98,208,883       77,139,134
                                                    =============    =============    =============    =============


                             See accompanying notes


                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the Six Months
                                                                                            Ended June 30,
                                                                                        ----------------------
                                                                                          2004         2003
                                                                                        ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $(357,005)   $(405,519)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                       20,370       41,602
       Bad debt provision                                                                   4,000        1,500
       Compensatory shares                                                                 15,000       37,800
    Changes in operating assets and liabilities:
       Accounts receivable                                                               (134,503)        (388)
       Inventory                                                                           (7,340)      72,112
       Prepaid expenses and other assets                                                   10,600          977
       Accounts payable                                                                   254,955       (1,055)
       Accrued expenses and other liabilities                                             (24,150)      35,319
                                                                                        ---------    ---------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                     (218,073)    (217,652)
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash payment re: acquisition                                                         (600,000)          --
    Expenses re: acquisition                                                              (76,150)          --
                                                                                        ---------    ---------
         NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                     (676,150)          --
                                                                                        ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                                       --      (68,113)
    Proceeds from long-term debt                                                          777,199           --
    Payments of capitalized leases                                                             --       (5,263)
    Proceeds from officer's loan                                                           70,355       43,962
    Proceeds from share issuances                                                          50,000      100,000
                                                                                        ---------    ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                        897,554      223,809
                                                                                        ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        3,331        6,157

    Cash and cash equivalents, beginning of year                                            3,865        6,779
                                                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   7,196    $  12,936
                                                                                        =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i) Cash paid during the year:
         Interest                                                                       $            $
         Taxes


                             See accompanying notes

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

              In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations for the six-month periods ended June 30, 2004 and 2003 and its cash flows for the six-month periods ended June 30, 2004 and 2003.

              The results of operations for the three-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -      GOING CONCERN UNCERTAINTY:

              The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the Company has realized net losses of $878,333, $429,821, $1,324,954, and $1,146,347 for the
              2003, 2002, 2001 and 2000 years, respectively. The Company has also generated a net loss of $357,005 for the current six month period ended June 30, 2004. In addition, the Company has used significant amounts of working capital in its operations and, as of June 30, 2004, current liabilities exceed current assets by $2,176,628 and total liabilities exceed total assets by $1,373,149. As of December 31, 2003, current liabilities exceed current assets by $1,186,416 and total liabilities exceed total assets by $1,340,906. The Company is also delinquent in paying certain of its debts.

              Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of June 30, 2004, sales tax collected from customers and unpaid aggregated $326,503. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $68,178 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid. The Company is also hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

              The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into Company common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. In September 2003, the investor converted $25,000 of principal and received 2,173,913 shares of common stock. The remaining balance of $155,000 has been converted to 13,594,048 shares of common stock during the second quarter of 2004 and is now paid in full.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

NOTE 3 -      LEGAL PROCEEDINGS:

              On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law, breach of contract, fraud, etc. The allegations also include claims that the Company's franchise offering was not registered with the State of California, that the Company failed to make required disclosures, made fraudulent disclosures, breached the franchise agreement executed by the franchisee, all claims giving rise to rescission and/or damages. The Company has filed an answer denying the allegations and setting up affirmative defenses. In addition, the Company has filed a Cross-Complaint, alleging among other things, fraud, that the franchisee did not intend to perform under the franchise agreement and claiming that the franchisee is using the Company's trademarks, without payment of royalties. The Company alleges a right to damages and intends to file a Motion compelling the franchisee to arbitrate their claims. Counsel to the Company is unable to evaluate the likelihood of any outcome in this case at this time. An arbitration hearing held in February 2004 resulted in the Company having to produce additional documents. The case is set for arbitration in December 2004.

              On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The complaint seeks specific performance as well as general and punitive damages. Management, the Company's bank and the sellers have agreed to extend the payment terms until August 2004 provided the Company make a lump sum payment of $17,500. The payment was made and the documents executed in July.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 3 -      LEGAL PROCEEDINGS (CONTINUED):

              Management became aware of a complaint filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and has also filed a counterclaim alleging defamation of character and deceptive trade practices among others claims and seeks damages in the aggregate amount of $100,000. This case has been settled and the Company has issued 250,000 shares of its common stock with an initial cash payment of $5,000. The settlement agreement calls for continuing payments of $1,500 per month for 10 months

              There is no other current outstanding litigation in which the Company is involved other than routine claims for amounts owed to vendors and consultants incidental to ongoing business.

NOTE 4 -      ACQUISITION OF ASSETS:

              On April 30, 2004, the Company completed the acquisition of certain assets of the Auto Preservation division of Automotive International, Inc., an unrelated entity. The purchase price of the assets acquired aggregated $704,762 of which $600,000 was paid in cash and the balance was satisfied through the issuance of 5,238,095 shares on Company stock

              The Company's statements of operations do not include the revenues and expenses of Auto Preservation until May 1, 2004. The following pro forma results were developed assuming the acquisition had occurred on January 1, 2003, the beginning of the earliest period presented.

                                               Pro Forma For the Six Months
                                                      Ended June 30,
                                                   2004            2003
                                               ------------    ------------
Net sales                                      $ 1,022,5190    $  1,473,334
Net loss                                           (318,904)       (371,285)
Loss per share                                 $        .00    $        .00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchiser, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 5 franchised stores in operation, which are located in Ohio, Illinois, Kentucky, California, and Texas. In addition, we have one Company-owned store located in Ohio. The Company recently closed the Kentucky store and relocated it into facilities occupied by one of its newly acquired Auto Preservation locations.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of June 30, 2004 and December 31, 2003; (ii) Condensed Statements of Operations for the three and six month periods ended June 30, 2004 and 2003 and (iii) Condensed Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003.

RESULTS OF OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores, continuing royalty fees and retail and wholesale application of its warranty products since the acquisition of the Auto Preservation Division. Retail sales for the quarter ended June 30, 2004 reflected a 27.1% increase when compared to the same period in the previous year. This was primarily due to the sales generated from the newly acquired division. Otherwise, retail sales compared to the same period in 2003 were down 46.1%. This was due to the closing of the Kentucky store in the first quarter of 2004. Sales for the six months ended June 30, 2004 decreased 18.1%. Retail sales were down because of closing two stores during 2003, but partially offset by the newly acquired division.

Gross profit, as a percentage of retail sales, was 61.8% and 52.6% for the three-month and six months ended June 30, 2004, respectively. Gross profit, as a percentage of retail sales, was 25.9% and 47.8% for the three and six months ended June 30, 2003, respectively. This increase in gross profit from 2003 to 2004 is a result of higher gross profits in the newly acquired division sales.

Selling, general and administrative expenses increased by $70,791 (19%) and $3,557 (.1%) when comparing the three-month and six month periods ended June 30, 2004 to the same periods in 2003. This was due to changes resulting from the expenses related to the new division partially offset by reduced expenses due to the two stores that were closed in 2003 and the first quarter of 2004.

As a result of the above, the Company reflected net losses of $208,662 ($.00 per share) and $357,005 ($.00 per share) for the three-month and six-month periods ended June 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 2004, current liabilities exceeded current assets by $1,266,565. As of December 31, 2003, current liabilities exceeded current assets by $1,067,416.

The Company used $218,073 in cash to support operating needs in the six months ended June 30, 2004 compared to $217,652 used in 2003. $676,150 was used for investing purposes in 2004 and $0 for the same period in 2003. During the six month period ended June 30, 2004, the Company was provided with $897,554 from financing activities. This was from long term debt of $777,199, an officer loan of $70,355 and sale of stock in the amount of $50,000. For the comparable period in 2003, the Company received $223,809 from investing activities.

The Company currently has insufficient funds available for operations and is required to seek additional financing to supplement the negative cash flow from existing operations.

The Company currently has insufficient funds available for operations and is required to seek additional financing to supplement cash generated from the operations of the Company owned retail stores and proceeds from continuing royalties. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is depended upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Our independent auditors have included an explanatory paragraph in their report stating that our ability to continue as a going concern is depended on our ability to meet our future financing requirements.

Cash requirements for 2004 will include funds needed to sustain the cash used in operations as well as for anticipated growth and acquisitions. Consequently, management is trying to meet these needs in several ways. First, the Company continues to work within both its existing funding sources including additional exercise of its equity line of credit and is currently in negotiations with various debt and equity financial institutions to raise the required funding to implement its business plan.

Secondly,  the newly acquired division  (acquired April 30, 2004) is expected to
provide   positive   working   capital   and  profits  and  provide  new  growth
opportunities.

Thirdly, additional acquisition candidates that have been identified would provide the Company with new revenue and increased operating profits. With at least one of these acquisitions completed, management believes that if additional funds cannot be raised to expand operations, it could reduce its existing operation expenses to a level necessary to generate cash for operations. However, in the event the Company is unable to raise additional funds on terms favorable to the Company it could be required to either substantially reduce or terminate its operations.

ITEM 3 - CONTROLS AND PROCEDURES:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of June 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS:

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.
a)

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Presented in Note 3 to the financial statement

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company issued 2,500,000 shares of restricted common stock for $50,000. The proceeds were used for working capital.

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

                                          PICK UPS PLUS, INC.


                                          By: /s/ Merritt Jesson
                                              ----------------------------------
                                              Merritt Jesson
                                              Chief Executive Officer, President

Dated:  August 13, 2004