Form 10QSB
period 2004-09-30
PICK UPS PLUS INC
filed 2004-11-19
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .


There were 125,249,954 shares of the registrant's common stock outstanding as of September 30, 2004.


Transitional Small Business Disclosure Format    Yes [_] No [X]

                               PICK-UPS PLUS, INC.

                                    - INDEX -

                                                                         Page(s)
PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements

            Condensed Balance Sheets - September 30, 2004 (unaudited)
            and December 31, 2003                                              3

            Condensed Statements of Operations - Three and Nine Months
            Ended September 30, 2004 and 2003 (unaudited)                      4

            Condensed Statements of Cash Flows - Nine Months Ended
            September 30, 2004 and 2003 (unaudited)                            5

            Notes to Interim Condensed Financial Statements                    6

Item 2 -    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Item 3 -    Controls and Procedures                                           11

PART II: OTHER INFORMATION                                                    12

SIGNATURES                                                                    13

EXHIBITS

                          PART I. Financial Information

ITEM 1. Financial Statements

                               PICK-UPS PLUS, INC.
                                 BALANCE SHEETS

                                  - ASSETS -

                                                                         September 30, 2004     December 31, 2003
                                                                                (unaudited)
                                                                         ------------------    ------------------
CURRENT ASSETS:
     Cash                                                                $           21,290    $            3,865
     Accounts  receivable - net of allowance for doubtful accounts
       of $11,930 and $5,930 for 2004 and 2003, respectively                        158,879                17,281
     Inventories                                                                     65,057                66,915
     Prepaid expenses and other current assets                                       52,499                30,155
                                                                         ------------------    ------------------
TOTAL CURRENT ASSETS                                                                297,725               118,216
                                                                         ------------------    ------------------
FIXED ASSETS                                                                        145,009               117,095
                                                                         ------------------    ------------------
OTHER ASSETS:
     Deferred financing costs                                                       112,000                    --
     Goodwill                                                                       755,412                    --
     Security deposits and other assets                                               1,905                 1,905
                                                                         ------------------    ------------------
                                                                                    869,317                 1,905
                                                                         ------------------    ------------------
                                                                         $        1,312,051    $          237,216
                                                                         ==================    ==================
                   - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
     Line of credit payable                                              $          390,000    $          390,000
     Accounts payable                                                               502,722               340,621
     Accrued expenses and other                                                     218,231                14,163
     Sales taxes payable                                                            325,637               350,653
     Loans payable - current                                                      1,014,691               139,591
     Capitalized lease payable - current                                             22,804                22,804
     Loans payable - officers/directors                                              98,468                46,800
                                                                         ------------------    ------------------
TOTAL CURRENT LIABILITIES                                                         2,572,553             1,304,632
                                                                         ------------------    ------------------
NON-CURRENT LIABILITIES:
     Loans payable                                                                   56,584                68,490
     Convertible debentures                                                          50,000               205,000
                                                                         ------------------    ------------------
                                                                                    106,584               273,490
                                                                         ------------------    ------------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 5,000,000 shares authorized;
       none issued                                                                       --                    --
     Common stock, $.001 par value; 250,000,000 shares authorized,
       124,249,954 and 86,917,811 shares issued for 2004 and 2003,
       respectively                                                                 124,249                86,917
     Additional paid-in capital                                                   3,127,305             2,712,875
     Accumulated deficit                                                         (4,618,640)           (4,140,698)
                                                                         ------------------    ------------------
                                                                                 (1,367,086)           (1,340,906)
                                                                         ------------------    ------------------
                                                                         $        1,312,051    $          237,216
                                                                         ==================    ==================

                             See accompanying notes.

                                                                         Page 3.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the Three Months              For the Nine Months
                                                          Ended September 30,               Ended September 30,
                                                    ------------------------------    ------------------------------
                                                         2004             2003             2004             2003
                                                    -------------    -------------    -------------    -------------

REVENUES:
     Retail sales                                   $     516,578    $     276,118    $   1,069,068    $     940,055
     Royalties                                              9,101               --           23,142           29,486
                                                    -------------    -------------    -------------    -------------
                                                          525,679          276,118        1,092,210          969,541
                                                    -------------    -------------    -------------    -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                        139,774          190,388          408,176          625,586
     Selling, general and administrative expenses         480,844          295,639        1,125,017          936,255
     Other income                                              --          (68,581)          (7,417)         (51,527)
     Interest expense                                      25,998            3,781           44,376            9,855
                                                    -------------    -------------    -------------    -------------
                                                          646,616          421,227        1,570,152        1,520,169
                                                    -------------    -------------    -------------    -------------

(LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES        (120,937)        (145,109)        (477,942)        (550,628)

     Provision (credit) for income taxes                       --               --               --               --
                                                    -------------    -------------    -------------    -------------

NET (LOSS)                                          $    (120,937)   $    (145,109)   $    (477,942)   $    (550,628)
                                                    =============    =============    =============    =============


BASIC/DILUTED LOSS PER COMMON SHARE                 $         .00    $         .00    $         .00    $        (.00)
                                                    =============    =============    =============    =============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            124,108,650       80,794,050      105,266,880       77,139,134
                                                    =============    =============    =============    =============

                             See accompanying notes.


                                                                         Page 4.

                               PICK-UPS PLUS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the Nine Months
                                                               Ended September 30,
                                                       ----------------------------------
                                                             2004               2003
                                                       ---------------    ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $      (477,942)   $      (550,628)
    Adjustments to reconcile net loss to net cash
      (utilized) by operating activities:
       Depreciation and amortization                            31,399             53,903
       Bad debt provision                                        6,000              5,930
       Compensatory shares                                      30,000             49,463
    Changes in operating assets and liabilities:
       Accounts receivable                                    (147,598)            (9,888)
       Inventory                                                 1,858            103,380
       Prepaid expenses and other assets                       (22,344)             1,327
       Accounts payable                                        162,101           (213,315)
       Accrued expenses and other liabilities                  179,052             63,054
                                                       ---------------    ---------------
         Net cash (utilized) by operating activities          (237,474)          (496,774)
                                                       ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Cash payment re: acquisition                              (600,000)                --
    Expenses re: acquisition                                   (76,150)                --
    Capital expenditures                                        (2,391)           (81,857)
    Security deposits                                               --              8,405
                                                       ---------------    ---------------
         Net cash (utilized) by investing activities          (678,541)           (73,452)
                                                       ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                            --            (98,106)
    Proceeds from long-term debt                               831,772            452,763
    Payments of capitalized leases                                  --             (5,263)
    Proceeds from officer's loan                                51,668             21,838
    Proceeds from convertible loan debentures                  180,000
    Proceeds from share issuances                               50,000            155,000
                                                       ---------------    ---------------
         Net cash provided by financing activities             933,440            706,232
                                                       ---------------    ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       17,425            136,006

    Cash and cash equivalents, beginning of year                 3,865              6,779
                                                       ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $        21,290    $       142,785
                                                       ===============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 (i) Cash paid during the year:
         Interest                                      $            --    $         8,414
         Taxes

                             See accompanying notes.


                                                                         Page 5.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

      In the opinion of management, the accompanying unaudited interim condensed financial statements of Pick-Ups Plus, Inc., contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2004 and the results of its operations for the nine-month periods ended September 30, 2004 and 2003 and its cash flows for the nine-month periods ended September 30, 2004 and 2003.

      The results of operations for the three-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - GOING CONCERN UNCERTAINTY:

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the Company has realized net losses of $878,333, $429,821, $1,324,954, and $1,146,347 for the 2003, 2002, 2001 and 2000
      years, respectively. The Company has also generated a net loss of $477,942 for the current nine-month period ended September 30, 2004. In addition, the Company has used significant amounts of working capital in its operations and, as of September 30, 2004, current liabilities exceed current assets by $2,274,828 and total liabilities exceed total assets by $1,367,086. As of December 31, 2003, current liabilities exceed current assets by $1,186,416 and total liabilities exceed total assets by $1,340,906. The Company is also delinquent in paying certain of its debts.

      Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of September 30, 2004, sales tax collected from customers and unpaid aggregated $325,637. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $77,315 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid. The Company is also hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

                                                                         Page 6.

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


                                                                         Page 7.

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

      On November 10, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $100,000. The face amount of this note is also to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed 10,000,000 shares of its common stock, which is an estimation of the shares necessary to repay the principal and interest due.

      Management believes that the above-described actions will provide the Company with its immediate financial requirements to enable it to continue as a going concern. See also Note 3 re: Legal Proceedings.


      NOTE 3 - LEGAL PROCEEDINGS:

      On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law, breach of contract, fraud, etc. The allegations also include claims that the Company's franchise offering was not registered with the State of California, that the Company failed to make required disclosures, made fraudulent disclosures, breached the franchise agreement executed by the franchisee, all claims giving rise to rescission and/or damages. The Company has filed an answer denying the allegations and setting up affirmative defenses. In addition, the Company has filed a Cross-Complaint, alleging among other things, fraud, that the franchisee did not intend to perform under the franchise agreement and claiming that the franchisee is using the Company's trademarks, without payment of royalties. The Company alleges a right to damages and intends to file a Motion compelling the franchisee to arbitrate their claims. Counsel to the Company is unable to evaluate the likelihood of any outcome in this case at this time. An arbitration hearing held in February 2004 resulted in the Company having to produce additional documents. In November 2004, subsequent to the balance sheet date, the Company reached a tentative agreement with this franchisee whereby the franchise agreement is terminated and the Company will pay $35,000 based on a payment schedule.

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


                                                                         Page 8.

      Management became aware of a complaint filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and has also filed a counterclaim alleging defamation of character and deceptive trade practices among others claims and seeks damages in the aggregate amount of $100,000. This case has been settled and the Company has issued 250,000 shares of its common stock with an initial cash payment of $5,000. The settlement agreement calls for continuing payments of $1,500 per month for 10 months.

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

                                            Pro Forma For the Nine Months
                                                 Ended September 30,
                                       --------------------------------------
                                              2004                 2003
                                       --------------------------------------

            Net sales                    $  1,548,198       $  1,473,334
            Net loss                         (439,841)          (371,285)
            Loss per share               $       .00        $       .00

                                                                         Page 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc., formed in 1993, is a franchiser, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have 5 franchised stores in operation, which are located in Ohio, Illinois, Kentucky, California, and Texas. In addition, we have one Company-owned store located in Cincinnati, Ohio and two Ohio locations providing warranty chemicals and service to the new car and truck industry.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of September 30, 2004 and December 31, 2003; (ii) Condensed Statements of Operations for the three and nine month periods ended September 30, 2004 and 2003 and (iii) Condensed Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003.

RESULTS OF OPERATIONS:

The Company realizes revenues primarily from net sales generated by the retail stores, continuing royalty fees and retail and wholesale application of its warranty products since the acquisition of the Auto Preservation Division. Retail sales for the quarter ended September 30, 2004 reflected an 87.1% increase when compared to the same period in the previous year. This was primarily due to the sales generated from the newly acquired division. Retail sales for the nine months ended September 30 increased by 13.7%. The increase for nine months reflects the fact that the Auto Preservation Division was not acquired until April 30, 2004. Refer to the Pro Forma information in Note 4 above.

Gross profit, as a percentage of retail sales, was 72.9% and 61.8% for the three-month and nine-month periods ended September 30, 2004 respectively. Gross profit, as a percentage of retail sales, was 31.0% and 33.5% for the three-month and nine-month periods ended September 30, 2003. This increase in gross profit from 2003 to 2004 is a result of higher gross profits in the newly acquired division.

Selling, general and administrative expenses increased by $185,205 (62.6%) and $188,762 (20.1%) when comparing the three-month and nine-month periods ended September 30, 2004 to the same periods in 2003. This was due to changes resulting from increases related to the new division partially offset by reductions from the two stores that were closed in 2003 and the first quarter of 2004.

As a result of the above, the Company reflected net losses of $120,937 ($.00 per share) and $477,942 ($.00 per share) for the three-month and nine-month periods ended September 30, 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 2004, current liabilities exceeded current assets by $2,274,828. As of December 31, 2003, current liabilities exceeded current assets by $1,186,416.

The Company used $237,474 in cash to support operating needs in the nine months ended September 30, 2004 compared to $496,774 used in 2003. Additionally, $678,541 was used in the nine months ended September 30, 2004 and $73,452 in the same period 2003 for capital expenditures. Cash to support these needs was provided by debt proceeds, officers' loans and stock issuance.

The Company currently has insufficient funds available for operations and is required to seek additional financing to supplement cash generated from the operations of the Company owned retail stores, proceeds from continuing royalties, and the warranty chemical program for new cars and trucks. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.


                                                                        Page 10.

Our independent auditors have included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2004, stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements.

Cash requirements for 2004 will include funds needed to sustain the cash used in operations as well as for anticipated growth and acquisitions. Consequently, management is trying to meet these needs in several ways. First, the Company continues to work with both its existing funding sources including additional exercise of its equity line of credit and continues in negotiations with various debt and equity financial institutions to raise the required funding to implement its business plan.

Secondly, in addition to the acquisition referred to in Note 4 of our financial statements, management is in negotiations with several synergistic industry partners as potential acquisition candidates. The candidates that have been identified would provide the Company with new revenue and increased operating profits. Additionally, the Company is rolling out a new retail car care line that should move the Company to profitability within the next six to nine months. With this and at least one of these acquisitions completed, management believes that if additional funds cannot be raised to expand operations, it could reduce its existing operating expenses to a level necessary to generate cash for operations. However, in the event the Company is unable to raise additional funds on terms favorable to the Company it could be required to either substantially reduce or terminate its operations.


ITEM 3 - CONTROLS AND PROCEDURES:

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS:

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.


                                                                        Page 11.

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         See Note 3 of Notes to the Financial Statements


ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the second quarter ended June 30, 2004, the Company issued 2,500,000 shares of restricted common stock for $50,000. The proceeds were used for working capital. There were no changes in the current quarter ended September 30, 2004

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5   OTHER INFORMATION

         None

ITEM 6   EXHIBITS

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


                                                                        Page 12.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PICK UPS PLUS, INC.

                               By: /s/ Merritt Jesson
                                   --------------------------------------
                                       Merritt Jesson
                                       Chief Executive Officer, President


Dated:  November 18, 2004

                                                                        Page 13.