Form 10KSB
period 2004-12-31
PICK UPS PLUS INC
filed 2005-04-15
CIK 1074961

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28255

                               PICK-UP PLUS, INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)


                Delaware                                    31-1438392
                --------                                    ----------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)


      4360 Ferguson Drive, Suite 120, Cincinnati, Ohio            45245
      ------------------------------------------------            -----
         (Address of Principal Executive Offices)              (Zip Code)

                                 (513) 943-4100
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                             ----------------------
                                (Former Address)

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

      Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Issuer's revenues for its most recent fiscal year ended December 31, 2004:
$1,522,234.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of March 31, 2005 ($.03) was $3,501,313.

      The number of shares outstanding of the issuer's common stock, as of March 31, 2005 was 143,482,281.

DOCUMENTS INCORPORATED BY REFERENCE:   None

                                TABLE OF CONTENTS


ITEM 1.   BUSINESS............................................................1
ITEM 2.   DESCRIPTION OF PROPERTY............................................10
ITEM 3.   LEGAL PROCEEDINGS..................................................11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............11
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........12
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS  OF OPERATIONS UPDATE..................................13
ITEM 7.   FINANCIAL STATEMENTS...............................................15
ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE...........................................15
ITEM 8A.  CONTROLS AND PROCEDURES............................................16
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................17
ITEM 10.  EXECUTIVE COMPENSATION.............................................18
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....20
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................20
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................21
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES:............................22

                                     PART I

ITEM 1.  BUSINESS:

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

General Historical Information

      In 1993, the Company was founded as Mr. Pickup Co. to act as a franchisor of pickup truck accessory stores, similar to the one that the Company's founder owned and operated in Cincinnati. On October 3,1994, we amended the certificate of incorporation of Mr. Pickup Co. to change its name to Pick-Ups Plus, Inc. In September 1998 we acquired the store from the founder in order to consolidate its operations with that of the franchise system.

      We sold our first franchise in 1996 and now have franchisees in Columbus, Ohio; Lexington, Kentucky; Houston, Texas and Springfield, Illinois.

      In an effort to contain costs, in 2003 and 2004 the Company decided to cease operations at the Akron Ohio, Muncie Indiana and Florence Kentucky stores. These stores were generating losses and did not fit the location criteria that have since been established for future stores. At December 31, 2004, we had four franchised locations operated by independent franchisees and had two company-owned stores in Ohio.

      On April 30, 2004 we acquired all of the assets of Auto Preservation an operating division of Automotive International, Inc. The purchase price for the assets was $600,000 plus 5,238,095 shares of our common stock. Auto Preservation provides immediate access to automotive dealerships and a revenue source for franchisees and Company stores. Auto Preservation provides Cincinnati automotive dealerships with a single source solution for their new vehicle preparation, environmental protection packages, Pickup truck and SUV accessories, and detail and reconditioning products and services. With two Centers operating in the Cincinnati market, Auto Preservation processed over 15,000 vehicles for automotive dealerships in 2003 and generated over 1.5 million dollars in revenue. Along with the asset purchase of Auto Preservation, we acquired the right to purchase Automotive International, Inc. for a preset purchase price after a twenty-four month period.

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

      Accessories: The typical Pick-Ups Plus store offers a variety of merchandise to accessorize trucks and sports utility vehicles. Popular product categories include: grille accessories, running boards, chrome light bars, fiberglass fender flares, ladder racks, bug guards, heavy-duty floor mats, oversized visors, headlight covers, toolboxes, bed liners, caps and step bars.

      Installation: Each store's installation service is an important profit center. Products typically installed at the stores include: running boards, bug shields, tonneau tops and fiberglass caps.

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

      In addition to the franchisee, a typical store employs three full-time associates who assist in managing in-store sales and customer service. The sales associates are trained in customer-oriented selling techniques and must remain highly informed regarding all of the stores products and services.

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

      Store-level advertising efforts are supplemented by advertisements developed and placed by the franchisor. Store-initiated advertising may include, but not be limited to utilizing print media such as multi-page catalogs, television, radio commercials, newspaper advertisements and various in-store promotions.

      Pick-Ups Plus stores try to generate maximum productivity from their client bases by maintaining detailed information about past and current customers. Mailings are sent regularly to these customers promoting new products and services or other special promotions. Promotional post cards are sent to acquire lists of new truck and sport utility vehicle owners in the market areas.

      Franchise Fees: The fee for the rights to establish a Pick-Ups Plus franchise store location is $25,000 for a single location, payable upon the signing of the franchise agreement and before the commencement of training or franchise operations. In addition, royalties, equal to 4% of the franchisee's previous week sales, are required to be paid on a weekly basis.

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

      Market-Tested Products And Operations Approach: Since 1993, we have refined all aspects of store operations, including merchandising, product/service mix, and promotional materials. A 187-page operations manual covering all aspects of operations serves as the franchisee's first source of reference for operational questions.

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

      Continued Management Support: Support efforts include regular operational visits and phone consultations from our President, Chief Executive Officer and other support professionals. Helpful management information is also distributed through regular educational seminars, conferences, bulletins, and newsletters. We host an informative Internet Web site located at http://www.pickups-plus.com that all franchisees have access to. On our Web site, the franchisee can exchange sales tips, installation tips, and access information about other franchise stores, managers and supplier information. Additionally, the Web site gives the franchisees the ability to communicate directly with us and other franchisees through an on-line mailbox system.

      Continued Marketing Support: We intend for our franchisees to benefit from our overall marketing efforts. Our corporate marketing campaign attempts to create awareness and positive perceptions that are then amplified by the franchisees' own local marketing efforts. We believe that our franchisees benefit from their affiliation with a larger, recognizable organization.

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

      Store Locations: At the end of the 2004 fiscal year, we had two company-owned store located at the addresses set forth below.

      1.    11370 Reading Road, Cincinnati, Ohio 45241;

      2.    4055a Commercial Blvd. Cincinnati, Ohio 45255

      The following table sets forth the State locations of the Pick-Ups Plus stores as of the date hereof:

     State Location    Number of Franchised Stores     Company-Owned Stores
     --------------    ---------------------------     --------------------


         Texas                      1

        Kentucky                    1

          Ohio                      1                           2

        Illinois                    1

         Total                      4                           2

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

Our Auto Preservation (Valugard) Processing Centers

      Processing Centers: Through the acquisition of Auto Preservation we began operating two processing centers in the Cincinnati market. Each of these facilities is unique but meet certain requirements that will be consistent in all future processing centers. The Company plans to open additional centers on its own behalf and offer unrelated third parties the right to offer similar services and distribute our products. Each processing center is required to have wash bays, clean bays, a lift and various shop equipment that are necessary to apply the products. Many existing automotive retailers, including our own stores and franchisees facilities meet all of the requirements to become a ValuGard Processing Center with no additional facility requirements.

      Valugard Products And Services: Each processing center has the exclusive distribution right utilize our ValuGard warranty and reconditioning product lines to offer local automotive dealerships either a turnkey solution or the product only for their rust proofing, undercoating, paint sealant, and interior protection needs. Each of these four product offerings includes a limited warranty that is provided by Automotive International, Inc. In addition to the warranty products and services each processing center offers the local dealers drop ship check-in, new vehicle preparation, detailing and reconditioning products and service.

      Valugard Marketing: The Company signed a Master Distributor Agreement with Meyer Distributing to sell its retail car care product line and secure Authorized Processing Centers for its warranty products to their approximately 10,000 automotive retailer clients. In addition we intend to seek new Processing Centers by advertising in national publications and through various web sites.

      Support And Training: In order to ensure the products are being applied properly for warranty purposes we insist each new Processing Center is certified by our Prep-Excellence training. The training covers all application, operations, technical specifications and marketing of the products. In addition, we intend to provide onsite sales support training for each new Processing Center.

      Fees And Other Responsibilities: Each Processing Center executes a distribution & licensing agreement that provides them a limited license to use the ValuGard brand name within an exclusive distribution territory as long as they continue to purchase a minimum amount of products on an ongoing basis. Those minimum amounts are determined by market by the Company.

Our Valugard Car Care Product Line:

      Car Care Products: After the purchase of Auto Preservation, we developed and launched a consumer car care product line that utilized the same ValuGard professional grade products that we utilize in our processing centers everyday. Our initial product line include the following products: glass cleaner, rubber dressing, car wash soap, rub & tar remover, one step polish, wheel cleaner, carnauba cream wax, wonder wash & shine, carpet vinyl cleaner, leather cleaner and leather conditioner.

      Car Care Sales And Marketing: The Company's marketing focus is that this is not just another car care product line. Ten of the largest vehicle manufacturers in the world including: GM, Ford, Daimler Chrysler, Toyota, Mazda, Hyundai, Nissan, Renault, Saturn and Saab have relied on this product line for their own use, factory defect resolution, or have private labeled the products for resale in their dealerships. The Company signed a Master Distributor Agreement with Meyer Distributing to purchase and resell its retail car care product line and secure Authorized Processing Centers for its warranty products to their approximately 10,000 automotive retailer clients. In addition we intend to seek new automotive retailers by advertising in national publications and at various industry trade shows.

Major Suppliers

      The Company purchases its inventory from three major suppliers, Myers Distributing, Swiss Caps and Automotive International. Purchases for the year ended December 31, 2004 and 2003 aggregated $541,433 and $529,457, respectively and accounts payable to these vendors at December 31, 2004 and 2003 was $108,448 and $88,513, respectively.

Competition

      Franchising Competition: We compete directly with many other local and national franchisors, which also seek to sell their franchises or business opportunities to prospective franchisees. We are aware of only two other franchisors of truck accessory stores; both privately held companies located in North Carolina and Michigan.

      Merchandise Competition: Our franchisees compete against local auto parts stores, specialized truck accessory stores and national auto parts chains such as AutoZone, Pep Boys and Discount Auto Parts. Major retailers, such as Wal-Mart, K-Mart and Sears also offer a limited selection of truck accessories. Some of our competitors are also general, full range, traditional department stores that carry automotive accessories. Certain of our competitors are larger in terms of sales volume, store size, resources and have been operating longer than we have. We believe that we maintain a competitive position in terms of depth and breadth of product line, price, quality of personnel and customer service.

      Valugard Competition: We compete directly with many other local and national providers in this industry; many of them are larger in terms of sales volume, resources and have been operating longer than we have. We believe our key advantage is that the ValuGard product line is the only one that the largest vehicle manufacturers in the world including: GM, Ford, Daimler Chrysler, Toyota, Mazda, Hyundai, Nissan, Renault, Saturn, and Saab have relied on for their own use, factory defect resolution, or have private labeled the products for resale in their dealerships.

Trade Names And Service Marks

      We currently hold a federal trademark registration from the United States Patent and Trademark Office (Reg. No: 1,939,005) for "PICK-UPS PLUS". Such trademark rights were issued to John Fitzgerald in November 1995 and, John Fitzgerald assigned such trademark rights to us at a nominal cost. We hold a perpetual, royalty-free license to use the ValuGard name within the United States from Automotive International. In addition, we hold copyrights in connection with all of our training manuals and materials, which we consider proprietary products. We are not aware of any current use of similar marks. We also maintain a registered domain name for our Web site located at http://www.pickups-plus.com.

Regulation

      The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission ("FTC") and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. We use Uniform Franchise Offering Circulars to satisfy this disclosure obligation. In addition, in certain states, we are required to register or file with such states and to provide prescribed disclosures. We are required to update our offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require us to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that we will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, that we will not be required to again cease offering and selling franchises or that we will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect on our results of operation.

      The Company is currently working on updating its disclosure documents but currently and for most of 2004 it could not sell new franchises

      We are also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If we are unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, we will be unable to engage in offering or selling franchises in or from such state. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into new states and foreign jurisdictions could require us to continually alter methods of operations at costs which could be substantial.

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

Employees

      As of April 13, 2005, we had approximately 22 full time employees and 15 part-time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and salesmen. The loss of such personnel could have a material adverse effect on our business and our results of operations.

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

We Had Losses In The Fiscal Years Ended December 31, 2004 And 2003

      We had a loss of $1,105,936 for the year ended December 31, 2004 compared to a loss of $878,333 for the fiscal year ended December 31, 2003. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our franchised stores. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Uncertainty As To The Continuation Of The Company As A Going Concern

      The Company realized a net loss of $1,105,936 for the year ended December 31, 2004 and also sustained substantial operating losses in 2003 and 2002 of $878,333 and $429,821, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

We Have A Working Capital Deficiency; We Will Need To Raise Additional Funds In The Future For Our Operations

      At December 31, 2004, we had a working capital deficiency of $2,465,362, which means that our current liabilities as of that date exceeded our current assets by $2,465,362. Our working capital deficient means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we will have to raise capital or debt to fund the deficit. Future events, including the problems, delays, expenses and difficulties frequently encountered by companies, may lead to cost increases that could make our funds, if any, insufficient to support our operations. We will seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. There is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

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

      The Company is currently working on updating its disclosure documents but currently and for most of 2004 it could not sell new franchises.



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

We Have Been Delinquent In Reporting And Remitting Sales Payroll Taxes And Are Working On Structuring A Payment Plan That My Adversely Affect Our Cash Flow.

      Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of December 31, 2004, sales tax collected from customers and unpaid aggregated $319,217. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $67,720 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid. The Company is also hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

      During 2004, the Company became delinquent in remitting payroll taxes to the appropriate authorities. The Company expects to be able to cure all delinquent funds held in a fiduciary capacity, sales and payroll taxes, from funds expected to be received before the end of the second quarter in 2005.

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

Possible Issuance Of Preferred Stock Without Stockholder Approval Could Adversely Affect the Position of Common Stockholders.

      Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, claims to assets, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.

Shares Eligible For Future Sale May Adversely Affect The Market

      As of March 31, 2005, the Company had 143,482,281 shares of its common stock issued and outstanding of which the Company believes 55,181,009 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

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

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

      Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Recent Sales Of Unregistered Securities

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

      The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into Company common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. In September 2003, the investor converted $25,000 of principal and received 2,173,913 shares of newly issued common stock. In March 2004, the investor converted $60,000 of principal and received 9,585,609 shares issued from the 20,000,000 shares of escrowed common stock. In May 2004, the investor converted $95,000 of principal and received 4,000,439 shares of newly issued common stock, completely paying in full the convertible debenture.

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

      On September 30, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $300,000. The face amount of this note is to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. On November 10, 2003, Cornell Capital Partners, LP, converted $10,000 of this promissory note resulting in the issuance of 1,041,666 common shares. The note has been extended at this time.

      On November 10, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $100,000. The face amount of this note is also to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The note has been extended at this time.

      On April 22, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $670,000. The face amount of this note is to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The note has been extended at this time.

      On May 14, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $25,000. The Company subsequently paid this note.

      On May 24, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $25,000. The Company subsequently paid this note.

      On June 4, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $50,000. The Company subsequently paid this note.

      On June 29, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $75,000. The Company subsequently paid this note.

      On October 15, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $250,000. The face amount of this note is to be paid out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The note has been extended at this time.

Recent Events

      On February 25, 2005 Pickups Plus, Inc. sold 8,333,333 shares of the Company's Common Stock to NeoMedia Technologies, Inc. for $250,000. The stock was sold as restricted stock under Rule 144. The Company has signed two non-binding Letters of Intent outlining steps for NeoMedia, Inc. to acquire an interest in Auto Preservation, Inc., ("AP"), a wholly owned subsidiary of the Company. The first Letter of Intent (LOI) outlines the terms by which NeoMedia acquires a 30 percent interest in AP for $1.6 million in cash, stock and assumption of debt. In addition, a second signed LOI outlines the steps by which NeoMedia can acquire an additional 30 percent, and then the final 40 percent, of AP for a combined $3.8 million in stock. Completion of definitive agreements is subject to due diligence by both parties.

ITEM 2.     DESCRIPTION OF PROPERTY

      Our Ohio based company-owned store is located at 11370 Reading Road, Cincinnati, Ohio 45241, is leased at an annual base rent of $26,400, which expired on March 31, 2002. We presently occupy these premises on a month-to-month lease at $2,600 per month. We currently use office space at 4360 Ferguson Dr., Suite 120, Cincinnati, Ohio, 45245, which is the office of Robert

White, our Chief Financial Officer. Such offices are available to us at a cost of $2,000 per month. Our main Auto Preservation processing center is located at 11334 Tamarco Drive Cincinnati, OH 45242, which is leased on a month-to-month basis for $ 2,300 per month. Our second processing center is located at 4055a Commercial Blvd. Cincinnati, OH 45255; this facility is leased at an annual base rent of $35,400, which expires October 30, 2006. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3.     LEGAL PROCEEDINGS

      On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law. The Lawsuit has been settled with Pickups Plus, Inc. paying claims in the amount of $35,000; with $10,000 paid in 2004 and $20,000 paid in the first quarter of 2005. The final payment of $5,000 is due May 1, 2005. In addition the franchise in California has been terminated.

      On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The lawsuit was settled out of court on August 3, 2004, with Pickups Plus agreeing to pay $45,445 plus interest over a two-year period. The scheduled payments in 2004 were made.

      On August 15, 2002, a lawsuit was filed in Clermont County Common Pleas Court under Case No. 2002 CVH 00985. An individual filed this lawsuit for monies, in the amount of $23,451, allegedly owed to him for consulting work performed for the Company. Management contested these allegations and the case went to trial on August 18, 2003. In October 2003, this individual was awarded $4,095. The Company has booked this liability on its balance sheet in its accounts payable, but has not yet paid the award.

      On April 9, 2003, a complaint was filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and has also filed a counterclaim alleging defamation of character and deceptive trade practices among others claims and seeks damages in the aggregate amount of $100,000. This case settled out of court with Pickups Plus, Inc. paying $15,000 in cash and 250,000 shares of restricted common stock. All amounts due and payable have been paid as of March 31, 2005.

      Other than as stated above, there is no current outstanding litigation in which we are involved in other than routine litigation incidental to our ongoing business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      There were no matters voted upon by the shareholders during the fourth quarter ended December 31, 2004.

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

                                          Calendar Year 2004
                                          High Bid                 Low Bid

         First Quarter                    $0.008                   $0.015
         Second Quarter                   $0.015                   $0.065
         Third Quarter                    $0.042                   $0.015
         Fourth Quarter                   $0.009                   $0.032

                                          Calendar Year 2003
                                          High Bid                 Low Bid

         First Quarter                    $0.05                    $0.02
         Second Quarter                   $0.03                    $0.02
         Third Quarter                    $0.03                    $0.01
         Fourth Quarter                   $0.02                    $0.01


Security Holders

      At March 31, 2005 there were 143,482,281 shares our common stock outstanding, which were held by approximately 163 stockholders of record.

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

Recent Sales Of Unregistered Securities:

      For the fourth quarter of the fiscal year ended December 31, 2003, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. The Company issued 2,500,00 shares of restricted stock to John Fitzgerald in exchange for $12,500 due him for professional services rendered. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      On February 25, 2005 Pickups Plus, Inc. sold 8,333,333 shares of the Company's Common Stock to NeoMedia Technologies, Inc. for $250,000. The stock was sold as restricted stock Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UPDATE

General

      Pick-Ups Plus, Inc., formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have four operating franchised stores that are located in Texas, Ohio, Kentucky and Illinois. Additionally, as of December 31, 2004, there were two Company-owned stores located in the Cincinnati, Ohio area. Until March 2004 the Company also owned a store in Florence, Kentucky. At that time, management decided to close that store because it was not profitable and did not fit the location criteria that have since been established for future stores.

      In April 2004 the Company acquired Auto Preservation, Inc., which operates on a wholly owned subsidiary. Auto Preservation has two operating centers in the Cincinnati market providing automotive dealerships in this market a single source solution for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories and detail and reconditioning sales and services. Additionally, in December 2004 through Auto Preservation the Company began to offer with the consent of a major distributor, both a retail line of the above-mentioned products and lead generation for expansion of this solution outside greater Cincinnati.

For The Fiscal Year Ended December 31, 2004 Compared To The Fiscal Year Ended December 31, 2003.

Results Of Operations

      The Company realizes revenue from net sales generated by the retail stores, sales of service and product to automotive dealerships relating to new car prep and environmental products, continuing royalty fees and initial franchise fees. In the future, the Company expects to generate license fees from ongoing expansion of its programs related to the automotive dealership market.

      Retail sales revenue for the year ended December 31, 2004 was $1,491,619, which represented a $287,782 or 24%, increase from $1,203,837 for the year ended December 31, 2003.

      The increase was the result of new sales from the acquisition of Auto Preservation, Inc. because same store sales for the year was about the same as 2003 and overall store sales were down due to the closing of the Florence, Kentucky store. There were no new franchise fees in 2004 because the Company has been in the process of finalizing new selection criteria, updating the Uniform Franchise Offering Circular and preparing for registration in the states in which it expects to do business. Sales in the Auto Preservation subsidiary were for eight months in 2004 due to the acquisition at the end of April 2004.

      Cost of sales as a percentage of retail sales decreased to 40.1% for 2004 compared to 67.3% in 2002. This was the result of the sales generated in the new Auto Preservation, Inc. automotive product and service market having a significantly lower cost of product per sales dollar. It does however, result in higher selling, general and administrative costs. Overall cost of sales decreased by $211,351 in 2004 compared to 2003. This was due to the reasons above plus the closure of one retail store in March 2004 and the new location not opened until late December 2004. The total cost of sales was $598,645 for the year ended 2004 compared to $809,996 for 2003

      Selling, general and administrative expenses increased $521,804 in 2004 compared to 2003. This resulted from additional selling and operations costs related to the newly acquired Auto Preservation business. Additionally, the Company realized approximately $185,000 in legal and auditing costs related to the new acquisition, litigation support and Sarbanes Oxley compliance. The selling, general and administrative expenses were $1,817,169 for the year ended December 31, 2004 compared to $1,295,365 for 2003.

      Interest expense was $192,475 in 2004 compared to $33,538 in 2003. This increase of $158,937 was the result of the financing of the Auto Preservation acquisition, which resulted in approximately $53,627, and the ongoing cost of funds to support our negative cash flow at the same time management attempts to grow business toward profitability.

      Net loss for the year ended December 31, 2004 was $1,105,936, which represented an increase of $227,603 or 25.9% from the loss of $878,333 for the year ended December 31, 2003. This resulted primarily from the cost of financing the acquisition and the cost of completing all the litigation settlements in 2004 (see Item 3 Legal Proceedings).

Liquidity And Capital Resources

      As of December 31, 2004 and 2003, current liabilities exceeded current assets by approximately $2,465,362 and $1,200,071 respectively. During 2004 we secured new equity (cash proceeds) in the amount of $50,000 and received proceeds from the equity line of credit in the amount of $1,095,000. We expect to continue to raise additional equity as needed to cover operating expenses and support continued growth in the future. We may not be able to raise additional equity on terms favorable to the Company, if at all.

      The Company currently has insufficient funds available for operations and needs to seek additional financing to supplement cash generated from the operation of the Company's retail stores, automotive market sales and services and ongoing franchise operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

      Our independent auditors have included an explanatory paragraph in their report stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements.

      Cash requirements for 2004 will include funds needed to sustain the cash used in operations as well as for anticipated growth and acquisitions. Consequently, management is trying to meet these needs in several ways. First, the Company continues to work with its existing funding sources and is seeking new funding sources to raise the required funding to implement its business plan. Secondly, management is working aggressively to roll out its automotive market product sales and service in conjunction with a major distributor and is in the process of increasing its sales force to ensure the success of this profit center. At the same time, the Company is looking to increase sales in its new retail store location in Cincinnati.

      In the event the Company is unable to raise funds to carry out the above plans or the results are not favorable the Company could be required to either substantially reduce or terminate its operations.

New Accounting Pronouncements Affecting The Company

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, and amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FSAB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, and amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by State 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.

Critical Accounting Policies And Estimates

      In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 6, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

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

      The Company recognizes revenues from retail sales of automotive parts and accessories and revenue from products sold to and services provided to automotive dealerships at the point of sale. When a franchise is sold, the Company agrees to provide certain services to the franchisee. Generally these services include assistance in site selection, training personnel, design and set-up of retail floor space and an installation center. Revenue (initial franchise fee) from the sale of an individual franchise is recognized when substantially all services to be provided by the Company have been performed. Monthly royalty fees received from the franchisees are recorded as earned.

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

      Our independent auditors have included an explanatory paragraph in their report stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements. There is substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.



ITEM 7. FINANCIAL STATEMENTS.

      The financial statements for the year ended December 31, 2004 are attached to this filing after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 8A. CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures.

      Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company's period SEC filings.

      (b)   Changes in Internal Control.

      Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth certain information regarding the members of our board of directors and its executive officers as of December 31, 2004:



                           Name           Age           Position
                     ----------------     ---           --------
                     Merritt Jesson       60     President and Director
                     Robert White         58     Chief Financial Officer and
                                                 Director
                     Robert Ellis         58     Director

      Our directors hold office until the next annual meeting of our shareholders or until there successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board of Directors. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

      MERRITTT JESSON has served as our President since August 1, 2003. Mr. Jesson is the founder and principal of Professional Management and Consulting Services Group, Inc. and has been providing services to the Company since March 2002. Prior to that, Mr. Jesson was the Chairman, CEO and President of SATX, Inc., and a public company that developed GPS tracking devices. Mr. Jesson brings over 36 years of experience in leading, expanding and raising capital for both private and public companies.

      ROBERT WHITE has served as our Chief Financial Officer and a director since March 2001. Since January 1994, Mr. White has served as the President of Robert L. White & Associates and Andrews & White, Ohio based accounting firms. Mr. White's firm has served as the Company's accountant for the past four years. In 1972, Mr. White received his B.S. degree in accounting from the University of Cincinnati and became a CPA in Ohio in 1975.

      ROBERT ELLIS has served on our board of directors since September 2, 2003. Mr. Ellis graduated from the University of Illinois with a degree in Accounting and holds a CPA certificate from the State of Illinois. Mr. Ellis has over 35 years of experience in business management and has held the positions of Controller, Chief Financial Officer, Chief Operating Officer, President and Chief Executive Officer for both private and public companies. Mr. Ellis is the President of FutureCom Global, inc. a Telecommunications company based in Phoenix AZ. Prior to that, Mr. Ellis was the Chief Financial Officer of SATX, Inc. Mr. Ellis has agreed to serve as the financial expert on the audit committee in charge of the outside auditors enabling Pickups Plus to comply with the Sarbanes-Oxley Act of 2002.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation that we have paid or accrued on behalf of our executive officers during the fiscal periods ending December 31, 2004, 2003 and 2002.

                                                SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                              Long-Term Compensation
                                          ------------------------------------------   -----------------------------------------
                                                                                                Awards               Payouts
                                                                                       --------------------------  -------------
                                                                                       Restricted
                                                                        Other Annual      Stock                      All Other
Name and Principal                          Salary          Bonus       Compensation     Award(s)        LTIP      Compensation
  Position(s)            Year                 ($)            ($)             ($)           (#)        Payouts ($)      ($)
------------------     --------           ----------       -------     --------------  -----------   ------------  -------------
Merritt Jesson           2004               $86,100          $ --           $ --            --          $ --           $ --
President                2003               $0               $ --           $ --            --          $ --           $ --
                         2002               $0               $ --           $ --            --          $ --           $ --

Sean Hayes               2004               $68,000          $ --           $ --            --          $ --           $ --
COO                      2003               $37,038          $ --           $ --            --          $ --           $ --
                         2002               $0               $ --           $ --            --          $ --           $ --

Robert White             2004               $42,000          $ --           $ --            --          $ --           $ --
CFO                      2003               $41,100          $ --           $ --            --          $ --           $ --
                         2002               $14,772          $ --           $ --            --          $ --           $ --


Stock Option Grants in the Past Fiscal Year

      We do not have any long-term compensation plans or stock option plans.

      The following table contains information regarding options granted during the year ended December 31, 2004 to the Company's named executive officer.

                                                  OPTION/SAR GRANTS TABLE

                                                            % Total
                                                         Options/SAR's
                                                           Granted to
                                  No. of Securities    Employees in year
                                      Underlying             ended
                                    Options/SAR's      December 31 2004     Exercise or Base Price
Name                                 Granted (#)              (%)               ($ per Share)           Expiration Date
----------------------------      -----------------    -----------------    ----------------------      ---------------
Merritt Jesson                          None                  N/A                     N/A                     N/A
President


      The following table contains information regarding options exercised in the year ended December 31, 2004, and the number of shares of common stock underlying options held as of December 31, 2004, by the Company's named executive officer.

                                             AGGREGATED OPTIONS/SAR EXERCISES
                                                  IN LAST FISCAL YEAR AND
                                            FISCAL YEAR END OPTIONS/SAR VALUES

                                                                                                    Value of Unexercised
                                                               Number of Securities Underlying          In-the-Money
                                                                  Unexercised Options/SAR's            Options/SAR's
                                    Shares                               at FY-End                      at FY-End
                                 Acquired on       Value        -----------------------------   ---------------------------
                                   Exercise       Realized                   (#)                            ($)
                                 -----------      --------      -----------------------------   ---------------------------
Name                                 (#)            ($)         Exercisable     Unexercisable   Exercisable   Unexercisable
-----------------------          -----------      --------      -----------     -------------   -----------   -------------
Merritt Jesson                        --             --              --               --             --            --
President

Director Compensation

      Our current directors do not receive any additional compensation for their services as a director.

Employment Agreements

      We have employment agreements with two employees, Sean Hayes and Mark Belden. Both agreements are one-year agreements with automatic renewals and provide a detailed description of the Employees responsibilities, salary, bonus/commissions, and benefits. Both Agreements have strict confidentiality, work product and restrictive covenant provisions in them. The company may terminate Mr. Hayes and Mr. Belden for no cause with thirty days notice and ninety or sixty day severance payment respectfully. In addition, Mr. Hayes's Agreement has a one-time bonus provision for a change in control event.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 31, 2005 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

                                                Number of Shares of Common Stock
                                             Beneficially Owned or Right to Direct      Percent of Common Stock Beneficially
         Name of Beneficial Owner                           Vote (1)                     Owned or Right to Direct Vote (2)
------------------------------------------   -------------------------------------      ------------------------------------
Merritt Jesson                                          5,011,888(3)                                   3.29%
Robert White                                            2,100,000(3)                                   1.38%
Sean Hayes                                              2,300,000(3)                                   1.51%
PUPS Investment LLC                                    26,151,853(2)                                  17.17%
Executive Officers and Directors as a                  13,411,888                                      6.18%
group (3 persons)


---------------------

(1) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within sixty days after March 31, 2005. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the persons listed.

(2) Includes an aggregate of 26,151,853 shares of the Company's common stock owned by PUPS Investments LLC, a Florida limited liability company, of which Dr. Angell, one of our previous directors, is the Managing Partner.

(3)   Includes shares to be issued within sixty days of March 31, 2005.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 2001 and 2000, we were indebted to John Fitzgerald, our Former President, in the amounts of $16,562 and $56,393, respectively. Mr. Fitzgerald had waived payment of any interest, however, interest was being imputed at 8.5% per annum, which amounted to $3,158 and $2,952 for 2001 and 2000, respectively. The Company repaid such loan. During 2002, this officer resigned his position but continued as a director of the Company. The Company continued to pay certain benefits on his behalf, which were to be reimbursed to the Company. At the beginning of 2003, Mr. Fitzgerald resigned as a director of the Company. The Company agreed to issue 3,000,000 shares to Mr. Fitzgerald to settle all outstanding obligations to him. Two million five hundred thousand shares had been issued to Mr. Fitzgerald as of December 31, 2004.

      Since May 1, 2004 the Company has rented space for its executive and sales offices from Robert L. White & Associates, Inc., which is wholly owned by Robert
L. White, who is a Company director and CFO. The rent is $2,000 per month, on a month-to-month basis.

      As of December 31, 2004 Merritt Jesson, President agreed to convert the balance of his $48,888 loan to the company into common shares of company stock.

      As of December 31,2004 Robert White, CFO converted $20,000 of his professional fees to common shares of the company stock.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

EXHIBIT
NO.         DESCRIPTION
--------    -------------------------------------------------------------------
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

3.3 By-Laws of the of the Company filed as Exhibit 3.C to the registration statement on Form 10-SB/A filed with the Commission on July 7, 1999

3.4 Form of certificate of Amendment of the Company's Certificate of Incorporation filed with the State of Delaware

10.1 Stock Purchase Agreement by and between Pick-Ups Plus, Inc. and PUPS Investment, LLC, dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.2 Conversion Agreement by and between Pick-Ups Plus, Inc. and PUPS Investment, LLC, dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.3 Finder's Agreement by and between Professional Management and Consulting Services Group, Inc. and Pick-Ups Plus, Inc., dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.4        Termination Agreement by and between Cornell Capital Partners, L.P.
            and Pick-Ups Plus, Inc., dated February 28, 2002 and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.5 Non-Negotiable Promissory Note by and between Cornell Capital Partners, L.P., as Payee, and Pick-Ups Plus, Inc. as Maker, dated February 28, 2002 and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.6 Guaranty by and between Cornell Capital Partners, L.P. and John Fitzgerald as Guarantor, dated February 28, 2002 and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.7 Pledge Agreement by and between Cornell Capital Partners, L.P. and John Fitzgerald, dated February 28, 2002 and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.8 Consulting Agreement By and Between Pick-Ups Plus, Inc. and Professional Management and Consulting Services Group, Inc., dated March 14, 2002 and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

EXHIBIT
NO.         DESCRIPTION
--------    -------------------------------------------------------------------

10.9 Warrant Agreement dated March 14, 2002, for the purchase of 1,000,000 Shares of Common Stock at $.05 per share and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.10 Warrant Agreement dated March 14, 2002, for the purchase of 1,000,000 Shares of Common Stock at $.10 per share and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.11 Warrant Agreement dated March 14, 2002, for the purchase of 1,000,000 Shares of Common Stock at $.15 per share and filed as an exhibit to the Company's Form 8-K filed with the Commission on March 22, 2002.

10.12 Amendment No. 1 to Stock Purchase Agreement by and between Pick-Ups Plus, Inc. and PUPS Investment, LLC.

10.13 Asset Purchase Agreement dated April 30, 2004, by and among PickUps Plus, Inc., Richard K. Hallberg, Jr. and automotive International, Inc. and filed as an exhibit to the Company's Form 8-K filed with the Commission as of May 20, 2004.

      (b)   Reports On Form 8-K

      The Company did not file a Current Report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

      Audit Fees: The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB were $61,460 and $38,713, respectively for 2004 and 2003.

      Audit Related Fees: None

      Tax Fees: None

      All Other Fees: None

      Audit Committee Pre-Approval Policies: The audit committee makes reasonable inquiry as to the independence of the Company's principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished to the principal accountant by management. The audit committee has not approved any services beyond those required for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PICK UPS PLUS, INC.

                                                  By: /s/ Merritt Jesson
                                                      -----------------------
                                                      Merritt Jesson
                                                      Chief Executive Officer
                                                      President
Dated: April 14, 2005

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Name                                       Title                            Date
------------------------------------        ----------------------------------       ----------------
/s/ Merritt Jesson                          Chief Executive Officer, President        April 14, 2005
------------------------------------        and Director
Merritt Jesson

/s/ Robert Ellis                            Director                                  April 14, 2005
------------------------------------
Robert Ellis

/s/ Robert White                            Director                                  April 14, 2005
---------------------------
Robert White

                          INDEX TO FINANCIAL STATEMENTS




                                                                         Page(s)

Report of Independent Registered Public Accounting Firm                   F - 2

Balance Sheets as of December 31, 2004 and 2003                           F - 3

Statements of Operations for the Years Ended
  December 31, 2004 and 2003                                              F - 4

Statement of Shareholders' Deficit for the Years Ended
  from December 31, 2004 and 2003                                         F - 5

Statements of Cash Flows for the Years Ended December 31, 2004 and 2003   F - 6

Notes to Financial Statements                                             F - 7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Shareholders
Pick-Ups Plus, Inc.
Cincinnati, Ohio


We have audited the accompanying consolidated balance sheets of Pick-Ups Plus, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pick-Ups Plus, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses of $1,105,936 and $878,333 for the years ended December 31, 2004 and 2003, respectively, and, as of December 31, 2004, had a working capital deficiency of $2,465,362 and an accumulated deficit of $5,246,364. These conditions (and others, see Notes 2 and 13) raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in Note 2.





                                                       ------------------------
                                                       LAZAR LEVINE & FELIX LLP

New York, New York
March 25, 2005

                               PICK-UPS PLUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                   - ASSETS -

                                                                         2004            2003
                                                                     ------------    ------------
CURRENT ASSETS:
     Cash                                                            $      4,653    $      3,865
     Accounts  receivable - net of allowance for doubtful accounts
       of $32,270 and $5,930 for 2004 and 2003, respectively              112,399          17,281
     Inventories                                                           62,722          66,915
     Prepaid expenses and other current assets                             25,171          16,500
                                                                     ------------    ------------
TOTAL CURRENT ASSETS                                                      204,945         104,561
                                                                     ------------    ------------

FIXED ASSETS                                                              180,416         117,095
                                                                     ------------    ------------
OTHER ASSETS:
     Goodwill                                                             755,412              --
     Security deposits and other assets                                    15,560          15,560
                                                                     ------------    ------------
                                                                          770,972          15,560
                                                                     ------------    ------------


                                                                     $  1,156,333    $    237,216
                                                                     ============    ============

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable and demand loan                          $  1,310,000    $    390,000
     Accounts payable                                                     454,179         340,621
     Payroll taxes payable                                                200,243              --
     Accrued expenses                                                     213,666          14,163
     Sales taxes payable                                                  319,217         350,653
     Loans payable - current                                              133,198         139,591
     Capitalized lease payable - current                                   22,804          22,804
     Loans payable - officers/directors                                    17,000          46,800
                                                                     ------------    ------------
TOTAL CURRENT LIABILITIES                                               2,670,307       1,304,632
                                                                     ------------    ------------
NON-CURRENT LIABILITIES:
     Loans payable                                                        102,437          68,490
     Convertible debentures                                                50,000         205,000
                                                                     ------------    ------------

                                                                          152,437         273,490
                                                                     ------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 10,000,000 shares
       authorized; none issued                                                 --              --
     Common stock, $.001 par value; 250,000,000 shares
       authorized, 134,148,948 and 86,917,811 shares
       issued for 2004 and 2003, respectively                             134,148          86,917
     Additional paid-in capital                                         3,446,075       2,712,875
     Accumulated deficit                                               (5,246,634)     (4,140,698)
                                                                     ------------    ------------
                                                                       (1,666,411)     (1,340,906)
                                                                     ------------    ------------

                                                                     $  1,156,333    $    237,216
                                                                     ============    ============

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                          2004             2003
                                                     -------------    -------------
REVENUES:
     Retail sales                                    $   1,491,619    $   1,203,837
     Royalties                                              30,615           29,936
                                                     -------------    -------------
                                                         1,522,234        1,233,773
                                                     -------------    -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                         598,645          809,996
     Selling, general and administrative expenses        1,817,169        1,295,365
     Rescission of franchise agreement                          --           45,000
     Other (income)                                        (11,778)          (1,603)
     Settlement of accounts payable and litigation          31,659          (70,190)
     Interest expense                                      192,475           33,538
                                                     -------------    -------------
                                                         2,628,170        2,112,106
                                                     -------------    -------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES         (1,105,936)        (878,333)

     Provision (credit) for income taxes                        --               --
                                                     -------------    -------------

NET LOSS                                             $  (1,105,936)   $    (878,333)
                                                     =============    =============


BASIC/DILUTED LOSS PER COMMON SHARE                  $        (.01)   $        (.01)
                                                     =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             105,745,833       81,102,355
                                                     =============    =============

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                          Common Stock           Additional     Stock                          Total
                                    -------------------------     Paid-in    Subscription    Accumulated    Shareholders'
                                       Shares       Amount        Capital     Receivable       Deficit        Deficit
                                    -----------   -----------   -----------   -----------    -----------    -----------
Balance at January 1, 2003           76,281,497   $    76,281   $ 2,615,048   $  (200,000)   $(3,262,365)   $  (771,036)

Loans payable converted to equity     3,528,079         3,528        36,195            --             --         39,723

Stock subscription received                  --            --            --       200,000             --        200,000

Compensatory shares                   7,108,235         7,108        61,632            --             --         68,740

Net loss for the year ended
   December 31, 2003                         --            --            --            --       (878,333)      (878,333)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2003         86,917,811        86,917     2,712,875            --     (4,140,698)    (1,340,906)

Loans payable converted to equity    19,323,002        19,323       310,677            --             --        330,000

Sale of common shares                 2,500,000         2,500        47,500            --             --         50,000

Compensatory shares                  20,170,040        20,170       275,499            --             --        295,669

Shares issued pursuant to
   acquisition                        5,238,095         5,238        99,524            --             --        104,762

Net loss for the year ended
   December 31, 2004                         --            --            --            --     (1,105,936)    (1,105,936)
                                    -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2004        134,148,948   $   134,148   $ 3,446,075   $        --    $(5,246,634)   $(1,666,411)
                                    ===========   ===========   ===========   ===========    ===========    ===========

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                            2004            2003
                                                                                        ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $ (1,105,936)   $   (878,333)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                          45,592          75,251
       Bad debt provision                                                                     26,340           5,930
       Loss on disposal of fixed assets                                                       14,364              --
       Compensatory shares                                                                   470,669          68,740
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                                           (121,458)          3,770
       Decrease in inventory                                                                   4,193          85,821
       (Increase) in prepaid expenses and other assets                                        (8,671)         (2,445)
       Increase (decrease) in accounts payable and accrued expenses                          313,061        (210,018)
       Increase (decrease) in payroll taxes and sales taxes payable                          168,807          71,478
                                                                                        ------------    ------------
         Net cash (utilized) by operating activities                                        (193,039)       (779,806)
                                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                    (123,277)       (106,267)
    Cash payment re: acquisition                                                            (600,000)             --
    Costs associated with acquisition                                                        (50,650)             --
                                                                                        ------------    ------------
         Net cash (utilized) by investing activities                                        (773,927)       (106,267)
                                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from credit line and demand loan                                            920,000         400,000
    Proceeds from long-term debt                                                              27,554         132,249
    Principal payments of long-term debt                                                          --         (88,976)
    Loans (repaid to) advanced from director/officer                                         (29,800)         61,663
    Proceeds from debentures                                                                      --         180,000
    Net proceeds from issuance of common stock                                                50,000         198,223
                                                                                        ------------    ------------
         Net cash provided by financing activities                                           967,754         883,159
                                                                                        ------------    ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                      788          (2,914)
    Cash and cash equivalents, beginning of year                                               3,865           6,779
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $      4,653    $      3,865
                                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the year:
         Interest                                                                       $     45,030    $     32,097
         Taxes                                                                                    --              --

(ii)During 2004, the Company issued (a) 19,323,002 shares of common stock upon conversion of loans aggregating $330,000 (b) 20,170,040 shares in lieu of compensation aggregating $295,669 and (c) 5,238,095 shares in connection with the acquisition. (ii)During 2003, the Company issued (a) 3,528,079 shares of common stock upon conversion of loans aggregating $39,723 and (b) 7,108,235 shares in lieu of compensation aggregating $68,740.

                            See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   1   -     DESCRIPTION OF COMPANY:

                 Pick-Ups Plus, Inc., the Company, was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market. There are currently 4 franchised locations in operation and until February 2003 there were 4 Company owned-stores. In March 2003, the Company closed 2 of its Company stores (Akron, Ohio and Muncie, Indiana) and consolidated the inventory maintained in those locations into its Sharonville, Ohio and Florence, Kentucky stores. In March 2004 the Company closed its Florence, Kentucky location and in December 2004 opened a retail location in Cincinnati, Ohio. Additionally, it operates a retail store in Sharonville, Ohio. In April 2004 upon the acquisition of Auto Preservation Inc. (a wholly owned subsidiary) the Company gained two operating centers in Cincinnati, Ohio providing a single source solution to automotive dealerships for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories, and detail and reconditioning products and services. Subject to the availability of financing, the Company intends to pursue an aggressive expansion strategy by opening additional company-owned stores and franchise locations.


NOTE   2   -     GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS:

                 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the Company realized a net loss of $1,105,936 for the year ended December 31, 2004, and also sustained substantial operating losses in 2003, 2002 and 2001 of $878,333, $429,821, and $1,324,954, respectively.
                 In addition, the Company has used significant amounts of working capital in its operations and, as of December 31, 2004, current liabilities exceed current assets by $2,465,362 and total liabilities exceed total assets by $1,666,411. The Company is also delinquent in paying certain of its debts.

                 Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of December 31, 2004, sales tax collected from customers and unpaid aggregated $319,217. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $67,720 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid. The Company is also hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

                 During 2004, the Company became delinquent in remitting payroll taxes to the appropriate authorities. The Company expects to be able to cure all delinquent funds held in a fiduciary capacity, sales and payroll taxes, from funds expected to be received before the end of the second quarter in 2005.

                 In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   2   -     GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS (Continued):

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

                 The debentures issued pursuant to the June 2003 Securities Purchase Agreements bear interest at 5%, mature two years from the date of issuance, and are convertible into Company common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five
                 (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. In September 2003, the investor converted $25,000 of principal and received 2,173,913 shares of common stock. In March 2004, the investor converted $60,000 of principal and received 9,885,609 shares of common stock. In May 2004 the investor converted $95,000 of principal and received 4,000,439 shares of common stock, paying in full this convertible debenture.

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

                 On September 30, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $300,000. The Company intends to repay this note out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company escrowed 20,000,000 shares of its common stock in connection with this promissory note. On November 10, 2003, Cornell Capital Partners, LP, converted $10,000 of this promissory note resulting in the issuance of 1,041,666 common shares. The note has been extended and is now payable on demand.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   2   -     GOING CONCERN UNCERTAINTY/SUBSEQUENT EVENTS (Continued):

                 On November 10, 2003, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $100,000. The Company intends to repay this note out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed 10,000,000 shares of its common stock in connection with this note. The note has been extended and is now payable on demand.

                 On April 22, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $670,000. The Company intends to repay this note out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The Company has escrowed an additional 20,000,000 shares of its common stock in connection with this note. The note has been extended and is now payable on demand.

                 On May 14, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $25,000. The investor received 611,995 shares of common stock to effect payment. On May 24, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $25,000. The investor received 730,994 shares of common stock to effect payment. On June 4, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $50,000. The investor received 1,754,386 shares of common stock to effect payment. On June 29, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $75,000. The investor received 2,631,579 shares of common stock to effect payment.

                 On October 15, 2004, the Company executed a promissory note with Cornell Capital Partners, LP in the amount of $250,000. The Company intends to repay this note out of the net proceeds to be received by the Company under the equity line of credit mentioned above, with repayments to be made within 111 days of the note unless mutually extended. The note has been extended and is now payable on demand.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

        (e)      Revenue Recognition:

                 The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104). Under SAB 104, revenue is recognized at the point of passage to the customer of title, risk and loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured. The Company generally recognizes revenue from retail sales of automotive parts and accessories at the point of sale.

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

        (f)      Advertising and Promotion Costs:

                 Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2004 and 2003, such costs aggregated $15,331 and $2,226, respectively.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

        (i)      Fair Value:

                 The carrying amounts of cash, trade receivables, accounts payable and debt obligations approximate fair value, as of December 31, 2004 and 2003.


        (j)      Recent Accounting Pronouncements Affecting the Company:

                 In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, and amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                 In December 2004, the FSAB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, and amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

        (j)      Recent Accounting Pronouncements Affecting the Company
                 (Continued):

                 In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.


NOTE   4   -     ACQUISITION:

                 On April 30, 2004 the Company completed the acquisition of all of the outstanding capital stock of Auto Preservation, Inc. a subsidiary of Automotive International, Inc. The purchase price aggregated $704,762 of which $600,000 was paid in cash and the balance was satisfied through the issuance of 5,238,095 shares on Company stock valued at $104,762. The funds to complete the acquisition were received from the proceeds of a $670,000 promissory note payable to Cornell Capital Partners, LP. The transaction has been valued at $780,912 including transaction costs of $76,150.

                 The acquisition was accounted for as a purchase business combination as defined by SFAS No. 141, "Business Combinations". The purchase price was allocated as follows:

                     Fixed assets - shop equipment and vehicles   $     54,021
                     Goodwill                                          755,412
                     Notes payable on vehicles                         (28,521)
                                                                  -------------
                                                                  $    780,912

                 The Company's statements of operations do not include the revenues and expenses of Auto Preservation until May 1, 2004. The following unaudited pro forma results were developed assuming the acquisition had occurred on January 1, 2003, the beginning of the earliest period presented.

                                       Pro Forma For the Years Ended
                                                December 31,
                                       ------------------------------
                                            2004            2003
                                       ------------    --------------
                      Net sales        $  1,961,495    $  2,796,496
                      Net loss           (1,006,129)       (767,681)
                      Loss per share   $        .01    $        .01

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   5   -     NOTE RECEIVABLE FROM FRANCHISEE:

                 On September 30, 2002, the Company entered into an Area Development Franchise Agreement with two shareholders of the Company, and received a promissory note as payment for the $45,000 fee. On October 21, 2002, the Company received $25,000 of this fee. In December 2003, the Company reached an agreement with the franchisee/shareholders to rescind this agreement and to repay the $25,000 received to date in connection with the agreement. As of December 31, 2004, the Company had not paid the $25,000.


NOTE   6   -     FIXED ASSETS:

                 Fixed assets is comprised of the following:

                                                                       2004           2003
                                                                   ------------   ------------
                 Furniture and fixtures                            $     35,614   $     80,207
                 Machinery and equipment                                  9,406         37,635
                 Transportation equipment                               179,560        101,267
                 Capitalized leases                                      13,870         66,716
                                                                   ------------   ------------
                                                                        238,450        285,825
                 Less: accumulated depreciation and amortization         58,034        168,730
                                                                   ------------   ------------
                                                                   $    180,416   $    117,095
                                                                   ============   ============

                 Depreciation and amortization expense aggregated $45,593 and $75,251 for 2004 and 2003, respectively.

NOTE   7   -     LOANS PAYABLE:

        (a)      Line of Credit:

                 On June 25, 2003, the Company entered into an equity line of credit with one investor. Pursuant to the agreement, the Company may borrow funds up to an amount of $2,000,000. Repayment of borrowed amounts is effected by the transfer of previously escrowed shares of the Company's common stock, to the investor, who may sell such shares at their discretion. (See Note 2 for further discussion).

        (b)      Loans Payable:

                 Loans payable as of December 31, 2004 and 2003 consists of the following:

                                                                             2004           2003
                                                                         ------------   ------------
                 Small  business  loan;  quarterly  payments
                   of $5,000,  annual  interest rate of
                   10.25%, matures in August 2005                        $     40,615   $     71,447
                 Equipment loans payable                                      139,287         88,891
                 Notes payable re: acquisition - Akron, Ohio                       --         20,743
                 Note payable re: Area Development Franchise Agreement         25,000         25,000
                 Loan payable - other                                          30,732          2,000
                                                                         ------------   ------------
                                                                              235,635        208,081
                 Less: current maturities                                     133,198        139,591
                                                                         ------------   ------------
                                                                         $    102,437   $     68,490
                                                                         ============   ============

                 Aggregate maturities of long-term debt for the next five years are $133,198, $36,850, $34,575, $18,921 and $12,091.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   7   -     LOANS PAYABLE (Continued):

        (c)      Capitalized Lease Obligations: (Continued):

                 The Company is the lessee of telephone and computer equipment under various leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capital leases, included in depreciation expense for the years ended December 31, 2004 and 2003, aggregated $4,280 and $8,568, respectively. The interest rates on the capitalized leases were based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.


NOTE   8   -     RELATED PARTY TRANSACTIONS:

                 As of December 31, 2004, the Company was indebted to one shareholder/director of the Company in the amount of $17,000. As of December 31, 2003, the Company was indebted to three shareholders/directors of the Company in the aggregate amount of $46,800. These advances are non-interest bearing and are payable on demand.

                 As of December 31, 2004 Merritt Jesson, President agreed to convert the balance of his $48,888 loan to the company into common shares of company stock.

                 As of December 31,2004 Robert White, CFO converted $20,000 of his professional fees to common shares of the company stock.


NOTE   9   -     CONVERTIBLE DEBENTURES:

                 On March 29, 2001 the Company sold an aggregate of $500,000 in principal amount of 5% convertible debentures (the Debentures). The Debentures are due in 2006 with interest being computed on the basis of a 365-day year. The Debentures are convertible at a conversion price equal to either (a) $.50 per share or (b) an amount equal to eighty percent (80%) of the lowest five (5) closing bid prices of the Company's common stock for the twenty
                 (20) trading days immediately preceding the conversion date. During April and May 2001, the Company issued $300,000 of these debentures. As of December 31, 2004, certain holders had converted an aggregate of $250,000 of their debentures in exchange for 15,050,601 of Company common shares.

                 To obtain funding for its ongoing operations the Company entered into a Securities Purchase Agreement with one accredited investor on June 25, 2003 for the sale of $180,000 in convertible debentures (see Note 2 for further discussion). The debentures issued pursuant to this June 2003 Securities Purchase Agreement bear interest at 5%, mature two years from the date of issuance, and are convertible into Company common stock, at the investor's option at anytime within 90 days from June 25, 2003, at the lower of (i) $0.03; or (ii) eighty percent (80%) of the average of the three (3) lowest daily volume weighted average prices of the common stock for the five
                 (5) trading days immediately preceding the conversion date. The full principal amounts of the convertible debentures are due upon default under the terms of convertible debentures. In September 2003, the investor converted $25,000 of principal and received 2,173,913 shares of common stock. In march 2004 the investor converted $60,000 of principal and received 9,585,609 shares issued from 20,000,000 shares of escrowed common stock. In May 2004 the investor converted $95,000 of principal and received 4,000,439 shares of newly issued common stock, completely paying in full this convertible debenture.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE   10   -    CAPITAL STOCK AND EQUIVALENTS:

                 In September 1998, the Company's directors authorized an increase in the number of shares of common stock from one share to fifty million shares at $0.001 par value per share and ten million shares of preferred stock at $1.00 par value per share. They also authorized a forward stock split of 6,100,000 to 1. In March 2002, the directors authorized an additional increase of common stock to 100,000,000 shares. On June 23, 2003, a majority of the Company's shareholders authorized a further increase in the Company's authorized common stock from 100,000,000 to 250,000,000 shares.

                 During 2004, the Company issued (a) 19,323,002 shares of common stock upon conversion of loans aggregating $330,000 (b) 20,170,040 shares in lieu of compensation aggregating $295,669 and (c) 5,238,095 shares in connection with the acquisition. In addition, the Company sold 2,500,000 shares to one individual in exchange for $50,000.


NOTE  11   -     INCOME TAXES:

                                                                                     2004            2003
                                                                                 ------------    ------------
                 Deferred tax assets and liabilities consist of the following:

                 Deferred tax assets:
                     Net operating loss carry forwards                           $  2,100,000    $  1,650,000

                     Less valuation allowance                                      (2,100,000)     (1,650,000)
                                                                                 ------------    ------------
                                                                                 $         --    $         --
                                                                                 ============    ============

                 No provision for Federal and state income taxes has been recorded since the Company has incurred losses for 2004 and 2003. Deferred tax assets at December 31, 2004 and 2003 consist primarily of the tax effect of the net operating losses that expire in years beginning in 2019 and which amounts to approximately $4,100,000 at December 31, 2004. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2004 and 2003 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.


NOTE  12   -     COMMITMENTS AND CONTINGENCIES:

        (a)      Lease Obligations:

                 The Company at present has no future minimum lease payments, pursuant to renewable leases.

                 Rental expense for 2004 and 2003 aggregated $100,268 and $125,550 respectively.

        (b)      Major Suppliers:

                 The Company purchases its inventory primarily from two major suppliers. Purchases for the years ended December 31, 2004 and 2003 aggregated $541,433 and $529,457, respectively and accounts payable to these two vendors at December 31, 2004 and 2003 was $108,448 and $88,513, respectively.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE  13   -     LEGAL PROCEEDINGS:

                  On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law. The Lawsuit has been settled with Pickups Plus, Inc. paying claims in the amount of $35,000; with $10,000 paid in 2004 and $20,000 paid in the first quarter of 2005. The final payment of $5,000 is due May 1, 2005. In addition the franchise in California has been terminated.

                  On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The lawsuit was settled out of court on August 3, 2004, with Pickups Plus agreeing to pay $45,445 plus interest over a two year period. The scheduled payments in 2004 were made.

                  On August 15, 2002, a lawsuit was filed in Clermont County Common Pleas Court under Case No. 2002 CVH 00985. An individual filed this lawsuit for monies, in the amount of $23,451, allegedly owed to him for consulting work performed for the Company. Management contested these allegations and the case went to trial on August 18, 2003. In October 2003, this individual was awarded $4,095. The Company has booked this liability on its balance sheet in its accounts payable, but has not yet paid the award.

                  On April 9, 2003, a complaint was filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and has also filed a counterclaim alleging defamation of character and deceptive trade practices among other claims and seeks damages in the aggregate amount of $100,000. This case settled out of court with Pickups Plus, Inc. paying $15,000 in cash and 250,000 shares of restricted common stock. All amounts due and payable have been paid as of March 31, 2005.

                  Other than as stated above, there is no current outstanding litigation in which we are involved in other than routine litigation incidental to our ongoing business.


NOTE  14   -     POTENTIAL ACQUISITION:

                 The Company has entered into a Stock Purchase Agreement, with Automotive International, Inc., from whom it purchased Auto Preservation, Inc. in April 2004, for the option to purchase all of the outstanding shares of this entity for an aggregate purchase price of $4,300,000. This option may be exercised after 24 months of the closing of the acquisition of Auto Preservation, Inc.


NOTE  15   -     SUBSEQUENT EVENTS:

                 On February 25, 2005 Pickups Plus, Inc. sold 8,333,333 shares of the Company's Common Stock to NeoMedia Technologies, Inc. for $250,000. The stock was sold as restricted stock under Rule
                 144. The Company has signed two non-binding Letters of Intent outlining steps for NeoMedia, Inc. to acquire an interest in Auto Preservation, Inc., ("AP"), a wholly owned subsidiary of the Company. The first Letter of Intent (LOI) outlines the terms by which NeoMedia acquires a 30 percent interest in AP for $1.6 million in cash, stock and assumption of debt. In addition, a second signed LOI outlines the steps by which NeoMedia can acquire an additional 30 percent, and then the final 40 percent, of AP for a combined $3.8 million in stock. Completion of definitive agreements is subject to due diligence by both parties.