Form 10QSB
period 2005-03-31
PICK UPS PLUS INC
filed 2005-05-23
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


              4360 Ferguson Drive, Suite 120, Cincinnati, OH 45245
                    (Address of principal executive offices)

                                 (513) 943-4100
                           (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 143,482,281 shares of the registrant's common stock outstanding as of May 20, 2005.

Transitional Small Business Disclosure Format Yes |_| No |X|

                               PICK-UPS PLUS, INC.

                                    - INDEX -


                                                                         Page(s)

PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements
      Condensed Consolidated Balance Sheets - March 31, 2005
      (unaudited) and December 31, 2004                                     3
      Condensed Consolidated Statements of Operations - Three Months
      Ended March 31, 2005 and 2004 (unaudited)                             4

      Condensed Consolidated Statements of Cash Flows - Three Months
      Ended March 31, 2005 and 2004 (unaudited)                             5

      Notes to Interim Condensed Consolidated Financial Statements
      (unaudited)                                                         6 - 8


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       9 - 11


Item 3 - Controls and Procedures                                           11


PART II: OTHER INFORMATION                                                 12

SIGNATURES                                                                 13

EXHIBITS

                     PART I. Financial Information

ITEM 1. Financial Statements

                          PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                              - ASSETS -
                                                                      March 31,        December 31,
                                                                   2005 (unaudited)        2004
                                                                   ----------------    ------------

CURRENT ASSETS:
     Cash                                                          $         16,759    $      4,653
     Accounts receivable - net of allowance for
       doubtful  accounts of $32,270 for 2005 and 2004                      126,087         112,399
     Inventories                                                             59,393          62,722
     Prepaid expenses and other current assets                                9,052          25,171
                                                                   ----------------    ------------
TOTAL CURRENT ASSETS                                                        211,291         204,945
                                                                   ----------------    ------------

FIXED ASSETS                                                                170,894         180,416
                                                                   ----------------    ------------
OTHER ASSETS:
     Goodwill                                                               755,412         755,412
     Security deposits and other assets                                      15,560          15,560
                                                                   ----------------    ------------
                                                                            770,972         770,972
                                                                   ----------------    ------------

                                                                   $      1,153,157    $  1,156,333
                                                                   ================    ============

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable and demand loan                        $      1,310,000    $  1,310,000
     Accounts payable                                                       339,803         454,179
     Payroll taxes payable                                                  271,028         200,243
     Accrued expenses                                                       290,453         213,666
     Sales taxes payable                                                    311,401         319,217
     Loans payable - current                                                120,357         133,198
     Capitalized lease payable - current                                     22,804          22,804
     Loans payable - officers/directors                                      23,000          17,000
                                                                   ----------------    ------------
TOTAL CURRENT LIABILITIES                                                 2,688,846       2,670,307
                                                                   ----------------    ------------
NON-CURRENT LIABILITIES:
     Loans payable                                                           95,036         102,437
     Convertible debentures                                                  50,000          50,000
                                                                   ----------------    ------------

                                                                            145,036         152,437
                                                                   ----------------    ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 10,000,000
       shares authorized; none issued                                            --              --
     Common stock, $.001 par value; 250,000,000
       shares authorized, 143,482,281 and
       134,148,948 shares issued for 2005 and 2004, respectively            143,482         134,148
     Additional paid-in capital                                           3,706,742       3,446,075
     Accumulated deficit                                                 (5,530,949)     (5,246,634)
                                                                   ----------------    ------------
                                                                         (1,680,725)     (1,666,411)
                                                                   ----------------    ------------

                                                                   $      1,153,157    $  1,156,333
                                                                   ================    ============


See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                        2005           2004
                                                   -------------   ------------

REVENUES:
     Retail sales                                  $     409,317   $    153,072
     Royalties                                             6,348          7,634
                                                   -------------   ------------
                                                         415,665        160,706
                                                   -------------   ------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                       116,538        113,368
     Selling, general and administrative expenses        544,618        202,093
     Other (income)                                       (3,000)        (6,736)
     Interest expense                                     41,824            324
                                                   -------------   ------------
                                                         699,980        309,049
                                                   -------------   ------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES         (284,315)      (148,343)

     Provision (credit) for income taxes                      --             --
                                                   -------------   ------------

NET LOSS                                           $    (284,315)  $   (148,343)
                                                   =============   ============

BASIC/DILUTED LOSS PER COMMON SHARE                $        (.00)  $       (.00)
                                                   =============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           139,156,355     86,917,811
                                                   =============   ============


See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Three
                                                                                    Months
                                                                                Ended March 31,
                                                                               2005         2004
                                                                            ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(284,315)   $(148,343)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                            9,521        4,895
       Bad debt provision                                                          --        2,000
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                             (13,688)          --
       Decrease in inventory                                                    3,329       16,015
       (Increase) decrease in prepaid expenses and other assets                16,119       (1,590)
       Increase (decrease) in accounts payable and accrued expenses          (114,374)     157,791
       Increase (decrease) in payroll taxes and sales taxes payable           126,915      (56,568)
                                                                            ---------    ---------
         Net cash (utilized) by operating activities                         (256,493)     (25,800)
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Net cash (utilized) by investing activities                               --           --
                                                                            ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of long-term debt                                       (7,401)      (5,071)
    Proceeds from officer's Loan                                                6,000       28,723
    Net proceeds from issuance of common stock                                270,000           --
                                                                            ---------    ---------
         Net cash provided by financing activities                            268,599       23,652
                                                                            ---------    ---------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                    12,106       (2,148)
    Cash and cash equivalents, beginning of year                                4,653        3,865
                                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  16,759    $   1,717
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the year:
         Interest                                                           $   2,524    $     324
         Taxes                                                                     --           --


See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Pick-Ups Plus, Inc. (the "Company") was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market. There are currently 4 franchised locations in operation and 2 Company owned-stores. In April 2004, upon the acquisition of Auto Preservation Inc. (a wholly owned subsidiary), the Company gained two operating centers in Cincinnati, Ohio providing a single source solution to automotive dealerships for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories, and detail and reconditioning products and services. Subject to the availability of financing, the Company intends to pursue an expansion strategy by opening additional company-owned stores and franchise locations.

NOTE 2 - BASIS OF PRESENTATION:

The condensed consolidated financial statements include the financial statements of Pickups Plus, Inc. and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2004.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2005, the results of operations for the three-month periods ended March 31, 2005 and 2004, and cash flows for the three-month periods ended March 31, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. The results of operations for the three-month period ended March 31, 2005 is not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company realized a net loss of $284,315 for the quarter ended March 31, 2005, and also sustained substantial operating losses in 2004, 2003, 2002 and 2001 of $1,105,936, $878,333, $429,821, and $1,324,954, respectively. In addition, the
Company has used significant amounts of working capital in its operations and, as of March 31, 2005, current liabilities exceed current assets by $2,477,555 and total liabilities exceed total assets by $1,680,725. The Company is also delinquent in paying certain of its debts.

Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of March 31, 2005, sales tax collected from customers and unpaid aggregated $311,401. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $74,245 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid.

During 2004, the Company became delinquent in remitting payroll taxes to the appropriate authorities. The Company expects to be able to cure all delinquent funds held in a fiduciary capacity, sales and payroll taxes, from funds expected to be received before the end of the second quarter in 2005.

In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company is actively pursuing additional capital and seeking to expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE   4 - ACQUISITION:

On April 30, 2004, the Company completed the acquisition of all of the outstanding capital stock of Auto Preservation, Inc., a subsidiary of Automotive International, Inc. The purchase price aggregated $704,762 of which $600,000 was paid in cash and the balance was satisfied through the issuance of 5,238,095 shares on Company stock valued at $104,762. The funds to complete the acquisition were received from the proceeds of a $670,000 promissory note payable to Cornell Capital Partners, LP. The transaction has been valued at $780,912 including transaction costs of $76,150.

The Company's statements of operations do not include the revenues and expenses of Auto Preservation until May 1, 2004. The following unaudited pro forma results were developed assuming the acquisition had occurred on January 1, 2004, the beginning of the earliest period presented.

                                      Pro Forma For the Three Months
                                              Ended March 31,
                                                   2004
                                      ------------------------------
                       Net Sales               $ 599,967
                       Net Loss                  (48,536)
                       Loss Per Share          $    0.00


NOTE 5 - OTHER EVENTS:

On February 25, 2005, the Company signed two non-binding Letters of Intent outlining steps for NeoMedia Technologies, Inc. to acquire an interest in Auto Preservation, Inc., ("AP"), a wholly owned subsidiary of the Company. The first letter of intent outlines the terms by which NeoMedia would acquire a 30 percent interest in AP for $1.6 million in cash, stock and assumption of debt. In addition, a second signed letter of intent outlines the steps by which NeoMedia would acquire an additional 30 percent of AP, and then the final 40 percent, for a combined $3.8 million in stock. Completion of definitive agreements is subject to due diligence by both parties.

On March 9, 2005, the Company signed an Authorized Processing Center Agreement with Rhino Linings of Mid Tennessee securing 5 separate territories in the Nashville, TN area. The agreement provides Authorized Processing Center the exclusive right to distribute both the Company's warranty and reconditioning product lines within a specified area.

NOTE 6 - SUBSEQUENT EVENTS:

On May 5, 2005, the Company announced that it had signed a letter of intent with Jinche Yingang Automobile Co. of Beijing, China ("Jinche") to form a joint venture in the People's Republic of China which will market and distribute the ValuGard line of car care and environmental protection products. Jinche is a Beijing PRC-registered company specializing in automobile sales, financing, insurance and repair.

On May 11, 2005 the Company announced it added two more ValuGard Authorized Processing Centers The new centers are Line-X, 400 Conover Drive in Franklin, OH, and Rhino Linings, 1205 South Center Street in Hickory, NC Both centers have contracted for the exclusive rights to the ValuGard line of warranty and reconditioning product lines within a specified area, and will market their services primarily to new local car dealerships.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pick-Ups Plus, Inc. (the "Company") was incorporated in Delaware in 1993. The Company operates and franchises retail automotive parts and accessories stores catering to the light truck market. There are currently 4 franchised locations in operation and 2 Company owned-stores. In April 2004 upon the acquisition of Auto Preservation Inc. (a wholly owned subsidiary), the Company gained two operating processing centers in Cincinnati, Ohio providing a single source solution to automotive dealerships for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories, and detail and reconditioning products and services.

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of March 31, 2005 and December 31, 2004; (ii) Condensed Statements of Operations for the three month periods ended March 31, 2005 and 2004 and (iii) Condensed Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon provisions governing obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required and estimates made regarding adjustment to the cost of inventories. Actual amounts could be different from those estimated.

Earnings per share are computed by utilizing Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and for diluted earnings per share, also common equivalent shares outstanding.

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

Revenue for the three-month period ended March 31, 2005 was $415,665, which represented a $254,959 or 159%, increase from $160,706 for the three-month period ended March 31, 2004. The increase was the result of new sales from the acquisition of Auto Preservation, Inc. As same store sales for the three-month period ended March 31, 2005 was about the same as the comparable period in 2004 and overall store sales were down due to the closing of the Florence, Kentucky store at the end of February 2004. There was no new franchise fees in the three-month period ended March 31, 2005 because the Company has been in the process of finalizing new selection criteria, updating the Uniform Franchise Offering Circular and preparing for registration in the states in which it expects to do business. Sales in the Auto Preservation, Inc. subsidiary were not included in the Company's financial statements until the acquisition at the end of April 2004.

Cost of sales as a percentage of retail sales decreased to 28.5% for the three-month period ended March 31, 2005 compared to 74.1% in the comparable period in 2004. This was the result of the sales generated in Auto Preservation, Inc., which is in the automotive product and service market having a significantly lower cost of product per sales dollar. However, cost of sales increased by $3,170 in the three-month period ended March 31, 2005 compared to the comparable period in 2004. This increase was primarily due to larger ticket items sold in the three-month period ended March 31, 2005 compared to the comparable period in 2004, which were sold at slightly lower margin.


Selling, general and administrative expenses increased $342,525 in the three-month period ended March 31, 2005 compared to the comparable period in 2004. This primarily was attributable to additional selling and operations costs related to the business of Auto Preservation. Selling, general and administrative expenses were $544,618 for the three month period ended March 31, 2005 as compared to $202,093 for the comparable period in 2004.

Interest expense was $41,824 for the three-month period ended March 31, 2005 as compared to $324 in the comparable period in 2004. This increase of $41,500 was the result of the financing of the Auto Preservation, Inc. acquisition, consisting of approximately $20,700, and the ongoing cost of funds to support our negative cash flow at the same time management attempts to grow the business toward profitability.

Net loss for the three-month period ended March 31, 2005 was $284,315, which represented an increase of $135,972 or 91.6% from the net loss of $148,343 for the comparable period in 2004. This increase resulted primarily from the cost of financing the acquisition of Auto Preservation, Inc., additional professional and similar costs in pursuing additional growth of the business.

Liquidity And Capital Resources

As of March 31, 2005 and December 31, 2004, the Company's current liabilities exceeded current assets by approximately $2,477,555 and $2,465,362 respectively. During the three-month period ended March 31, 2005 the Company secured new equity in the amount of $270,000. The Company expects to continue to raise additional equity as needed to cover operating expenses and support continued growth in the future. The Company may not be able to raise additional equity on terms favorable to it, if at all.

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

The Company's independent auditors have included an explanatory paragraph in their report stating that the Company ability to continue as a going concern is dependent on its ability to meet its future financing requirements.

Cash requirements for 2005 will include funds needed to sustain the cash used in operations as well as for anticipated growth and acquisitions. Consequently, management is trying to meet these needs in several ways. First, the Company continues to work with its existing funding sources and is seeking new funding sources to raise the required funding to implement its business plan. Secondly, management is working to roll out its automotive market product sales and service in conjunction with a major distributor and is in the process of increasing its sales force. The Company also continues to work to increase sales in its new retail store location in Cincinnati and explore other retail sites.

In the event the Company is unable to raise funds to carry out the above plans or the results are not favorable the Company could be required to either substantially reduce or terminate its operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

RISKS AND UNCERTANTIES

The Company's operations, as well as an investment in its securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Form 10-QSB before making any investment decision involving the Company's securities.

The Company Has Had Losses And Such Losses May Continue, Which May Negatively Impact Its Ability To Achieve Its Business Objective.

Net loss for the three-month period ended March 31, 2005 was $284,315, which represented an increase of $135,972 or 91.6% from the net loss of $148,343 for the comparable period in 2004. . There can be no assurance that the Company will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether the Company will be able to continue to expand its revenues, gross profit and operating margins.

The Financial Statements Include A Concern Raised By the Company's Independent Auditors About The Company's Ability To Continue As A Going Concern.

The Company's independent auditors raised a concern in their report on the Company's financial statements for fiscal 2004 about its ability to continue as a going concern. The Company's auditors have stated that due to the Company's lack of profitability, there is "substantial doubt" about its ability to continue as a going concern. The Company's auditors view about the Company's ability to continue as a going concern may limit its ability to access certain types of financing, or may prevent it from obtaining financing on acceptable terms.

The Company Must Comply With Federal And State Franchise Regulations And If It Should Fail To Materially Comply With Such Regulations, It May Have An Adverse Effect On Our Business Operations

The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission ("FTC") and various state authorities. Pursuant to FTC regulations, the Company is required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. The Company uses uniform franchise offering circulars to satisfy this disclosure obligation. In addition, in certain states, it is required to register or file with such states and to provide prescribed disclosures. The Company is required to update its offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require it to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that the Company will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, that it will not be required to cease offering and selling franchises or that it will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect on its results of operation.

The Company is currently working on updating its disclosure documents but currently and for most of 2004 it could not sell new franchises.

The Loss Of Key Employees May Adversely Affect The Company's Growth Objectives

The Company's success in achieving its growth objectives depends upon the efforts of top management as well as other of its management members. The loss of the services of any of these individuals may have a material adverse effect on the Company's business, financial condition and results of operations. The Company can give no assurance that it will be able to maintain and achieve its growth objectives should it lose any or all of these individuals' services.

The Company's Success Depends On its Ability To Attract And/Or Retain Qualified Personnel

A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on the Company's business, its financial condition and results its operations. The Company's business is dependent upon its ability to attract and retain sales personnel, business administrators and corporate management. The Company can give no assurance that it will be able to employ a sufficient number of such personnel in order to accomplish growth objectives.

Many Competitors Are Larger And Have Greater Financial And Other Resources Than The Company Do And Those Advantages Could Make It Difficult To Compete With Them

The wholesale/retail industry for the accessories of trucks and sports utility vehicles is extremely competitive and includes several companies which have achieved substantially greater market shares than the Company, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than the Company.


The Company Has Been Delinquent In Reporting And Remitting Sales and Payroll Taxes And Are Working On Structuring A Payment Plan That May Adversely Affect Our Cash Flow.

Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of March 31, 2004, sales tax collected from customers and unpaid aggregated $311,401. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid. The Company is also hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

During 2004, the Company became delinquent in remitting payroll taxes to the appropriate authorities. The Company expects to be able to cure all delinquent funds held in a fiduciary capacity, sales and payroll taxes, from funds expected to be received before the end of the second quarter in 2005.

The Company May, In The Future, Issue Additional Shares Of Our Common Stock Which Would Reduce Investors Percent Of Ownership And May Dilute Its Share Value

The Company's Certificate of Incorporation, as amended, authorizes the issuance of 250,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share. The future issuance of all or part of its remaining authorized common stock may result in substantial dilution in the percentage of the Company's common stock held by its then existing shareholders. The Company may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company's investors, and might have an adverse effect on any trading market for our common stock.


Possible Issuance Of Preferred Stock Without Stockholder Approval Could Adversely Affect the Position of Common Stockholders.

The Company's Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations rights, and preferences determined from time to time by the Board of Directors. Accordingly, the Company's Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, claims to assets, voting, or other rights that could adversely affect the voting power or other rights of the holders of the Company's common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of the Company's common stock desired to remove current management, it is possible that the Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.


Shares Eligible For Future Sale May Adversely Affect The Market

As of May 20, 2005, the Company had 143,482,281 shares of its common stock issued and outstanding of which the Company believes 55,181,009 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.


The Company Has Not Paid Any Dividends And Does Not Intend To Do So In The Foreseeable Future, A Purchaser Of Our Common Stock Will Only Realize An Economic Gain On His Or Her Investment From An Appreciation, If Any, In The Market Price Of The Company's Common Stock

The Company has never paid, and has no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in the Company's common stock, in all likelihood, will only realize a profit on his investment if the market price of the Company's common stock increases in value.


The Company's Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

The Company's common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock: o With a price of less than $5.00 per share;

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

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company's stock price to decline.

The Company's Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

The Company's common stock is traded on the Over-the-Counter Bulletin Board. There has been a limited public market for the Company's common stock and there can be no assurance that an active trading market for its common stock will develop. As a result, this could adversely affect shareholders' ability to sell the Company's common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. The Company's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to the Company's operating performance. In addition, the Company believes that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of its common stock to fluctuate substantially.

The Company May Not Be Able To Achieve And Manage Its Planned Expansion.

The Company faces many business risks associated with rapidly growing companies, including the risk that its existing management, information systems and financial controls will be inadequate to support its continued planned expansion. The Company's growth plans will require it to expend significant management time and effort and additional resources to ensure the continuing adequacy of its financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. The Company cannot predict whether it will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that the planned expansion will impose on the management, information systems and financial controls. If the Company fails to continue to add management personnel or to improve the management information systems and financial controls or if it encounters unexpected difficulties during expansion, the business, financial condition, operating results or cash flows could be materially adversely affected.


ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law. The lawsuit has been settled with the Company paying claims in the amount of $35,000; with $10,000 paid in 2004 and $20,000 paid in the first quarter of 2005. The final payment of $5,000 is due May 1, 2005. In addition, the franchise in California has been terminated.

On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The lawsuit was settled out of court on August 3, 2004, with the Company agreeing to pay $45,445 plus interest over a two-year period. The scheduled payments in 2004 were made.

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

On April 9, 2003, a complaint was filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and has also filed a counterclaim alleging defamation of character and deceptive trade practices among other claims and seeks damages in the aggregate amount of $100,000. This case settled out of court with the Company paying $15,000 in cash and 250,000 shares of restricted common stock. All amounts due and payable have been paid as of March 31, 2005.

Other than as stated above, there is no current outstanding litigation in which the Company is involved in other than routine litigation incidental to the Company's ongoing business.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 9, 2005 the Company sold 8,333,333 restricted shares of the Company's common stock to NeoMedia Technologies, Inc. for $250,000. On February 25, 2005 Pickups Plus, Inc. sold 1,000,000 shares of the Company's common stock to an individual investor for $20,000. The proceeds from both transactions were used for working capital.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

Not applicable

ITEM 6 EXHIBITS

(a) Exhibits.
31.1 Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  May 20, 2005