Form 10QSB
period 2005-06-30
PICK UPS PLUS INC
filed 2005-08-19
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2005

       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 143,482,281 shares of the registrant's common stock outstanding as of July 31, 2005.

Transitional Small Business Disclosure Format Yes |_| No |X|

                               PICK-UPS PLUS, INC.

                                    - INDEX -

                                                                                                             Page(s)
                                                                                                             -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements
           Condensed Consolidated Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004              3
           Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2005
              and 2004(unaudited)                                                                               4

           Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and
              2004 (unaudited)                                                                                  5

           Notes to Interim Condensed Consolidated Financial Statements (unaudited)                             6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                     8

Item 3 - Controls and Procedures                                                                               13

PART II:  OTHER INFORMATION                                                                                    14

SIGNATURES                                                                                                     16

EXHIBITS

                          PART I. Financial Information

ITEM 1. Financial Statements

                               PICK-UPS PLUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                       June 30,        December 31,
                                                                                         2005              2004
                                                                                     (unaudited)
                                                                                    --------------    --------------
CURRENT ASSETS:
     Cash                                                                           $       79,788    $        4,653
     Accounts  receivable - net of allowance  for doubtful  accounts of
       $32,270 for 2005 and 2004                                                           138,646           112,399
     Inventories                                                                            68,718            62,722
     Prepaid expenses and other current assets                                              33,447            25,171
                                                                                    --------------    --------------
TOTAL CURRENT ASSETS                                                                       320,599           204,945
                                                                                    --------------    --------------

FIXED ASSETS                                                                               164,148           180,416
                                                                                    --------------    --------------
OTHER ASSETS:
     Goodwill                                                                              755,412           755,412
     Security deposits and other assets                                                     15,560            15,560
                                                                                    --------------    --------------
                                                                                           770,972           770,972
                                                                                    --------------    --------------

                                                                                    $    1,255,719    $    1,156,333
                                                                                    ==============    ==============

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable and demand loan                                         $    1,535,000    $    1,310,000
     Accounts payable                                                                      365,642           454,179
     Payroll taxes payable                                                                 347,200           200,243
     Accrued expenses                                                                      273,693           213,666
     Sales taxes payable                                                                   317,384           319,217
     Loans payable - current                                                               176,992           133,198
     Capitalized lease payable - current                                                    22,804            22,804
     Loans payable - officers/directors                                                     24,655            17,000
                                                                                    --------------    --------------
TOTAL CURRENT LIABILITIES                                                                3,063,370         2,670,307
                                                                                    --------------    --------------
NON-CURRENT LIABILITIES:
     Loans payable                                                                          87,541           102,437
     Convertible debentures                                                                 50,000            50,000
                                                                                    --------------    --------------

                                                                                           137,541           152,437
                                                                                    --------------    --------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 10,000,000 shares authorized; none issued                   --                --
     Common stock, $.001 par value; 250,000,000 shares authorized, 143,482,281 and 134,148,948 shares issued for June 30, 2005 and December 31, 2004,
       respectively                                                                        143,482           134,148
     Additional paid-in capital                                                          3,706,742         3,446,075
     Accumulated deficit                                                                (5,795,416)       (5,246,634)
                                                                                    --------------    --------------
                                                                                        (1,945,192)       (1,666,411)

                                                                                    $    1,255,719    $    1,156,333
                                                                                    ==============    ==============

See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Three Months                     For the Six Months
                                                                Ended June 30,                          Ended June 30,
                                                           2005                2004                2005                2004
                                                       -------------       -------------       -------------       -------------
REVENUES:
     Retail sales                                      $     481,701       $     399,418       $     891,018       $     552,490
     Royalties                                                 8,330               6,407              14,678              14,041
                                                       -------------       -------------       -------------       -------------
                                                             490,031             405,825             905,696             566,531
                                                       -------------       -------------       -------------       -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                           136,967             155,034             253,505             268,402
     Selling, general and administrative expenses            571,656             442,080           1,116,274             644,173
     Other (income)                                             (681)             (3,000)             (7,417)
     Interest expense                                         45,875              18,054              87,699              18,378
                                                       -------------       -------------       -------------       -------------
                                                             754,498             614,487           1,454,478             923,536
                                                       -------------       -------------       -------------       -------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES             (264,467)           (208,662)           (548,782)           (357,005)

     Provision (credit) for income taxes                          --                  --                  --                  --
                                                       -------------       -------------       -------------       -------------

NET LOSS                                               $    (264,467)      $    (208,662)      $    (548,782)      $    (357,005)
                                                       =============       =============       =============       =============

BASIC/DILUTED LOSS PER COMMON SHARE                    $        (.00)      $        (.00)      $        (.00)      $        (.00)
                                                       =============       =============       =============       =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               143,482,281         103,001,687         141,319,318          98,208,883
                                                       =============       =============       =============       =============

See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                   2005            2004
                                                                               ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $   (548,782)   $   (357,005)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                 16,268          20,370
       Bad debt provision                                                                --           4,000
       Compensatory shares                                                               --          15,000
    Changes in operating assets and liabilities:
       Accounts receivable                                                          (26,247)       (134,503)
       Inventory                                                                     (5,996)         (7,340)
       Prepaid expenses and other assets                                             (8,276)         10,600
       Accounts payable and accrued expenses                                        (28,510)        254,955
       Payroll taxes and sales taxes payable                                        145,124         (24,150)
                                                                               ------------    ------------
         Net cash (utilized) by operating activities                               (456,419)       (218,073)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash payment re: acquisition                                                    --        (600,000)
         Expenses re: Acquisition                                                        --         (76,150)
                                                                                               ------------
         Net cash (utilized) by investing activities                                     --        (676,150)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                                                    268,795         777,199
    Principal payments of long-term debt                                            (14,896)
    Proceeds from officer's loan                                                      7,655          70,355
    Net proceeds from issuance of common stock                                      270,000          50,000
                                                                               ------------    ------------
         Net cash provided by financing activities                                  531,554         897,554
                                                                               ------------    ------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                          75,135           3,331
    Cash and cash equivalents, beginning of year                                      4,653           3,865
                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $     79,788    $      7,196
                                                                               ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i) Cash paid during the period:
         Interest                                                              $      6,824    $     18,054
         Taxes                                                                           --              --

See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. The results of operations for the six-month period ended June 30, 2005 is not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company realized a net loss of $548,782 for the six months ended June 30, 2005, and also sustained substantial operating losses in 2004, 2003, 2002 and 2001 of $1,105,936, $878,333, $429,821, and $1,324,954, respectively. In addition, the
Company has used significant amounts of working capital in its operations and, as of June 30, 2005, current liabilities exceed current assets by $2,742,771 and total liabilities exceed total assets by $1,945,192. The Company is also delinquent in paying certain of its debts.

Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of June 30, 2005, sales tax collected from customers and unpaid aggregated $317,384. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $78,448 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid.

During 2004, the Company became delinquent in remitting payroll taxes to the appropriate authorities. The Company expects to be able to cure all delinquent funds held in a fiduciary capacity, sales and payroll taxes, from funds expected to be received before the end of the third quarter in 2005.

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

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

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

                                      Pro Forma For the Six Months
                                             Ended June 30,
                                                  2004
                                      ----------------------------
            Net Sales                         $ 1,080,998
            Net Loss                             (313,003)
            Loss Per Share                          (0.00)

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

NOTE 6 - SUBSEQUENT EVENTS:

The Company has an agreement to purchase all of the fixed assets of Cat Cay Yachts, Inc., currently being transferred to Maritime Manufacturing, Inc., totaling approximately $2,900,000 in exchange for $300,000 in cash, a note payable for $75,000, and 12,000,000 shares of the Company's common stock valued at $.21 per share.

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

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of June 30, 2005 and December 31, 2004; (ii) Condensed Statements of Operations for the three month and six month periods ended June 30, 2005 and 2004 and (iii) Condensed Statements of Cash Flows for the six month periods ended June 30, 2005 and 2004.

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

Revenues for the three-month and six month periods ended June 30, 2005 was $490,031 and $905,696, which represented a $84,206 (20.7%) and $339,165 (59.9%), increase from $405,825 and $566,531 for the comparable periods ended June 30, 2004. The increase was primarily the result of new sales from the acquisition of Auto Preservation, Inc. Same store sales for the three-month and six-month periods ended June 30, 2005 were about the same as the comparable periods in 2004. There were no new franchise fees in the three-month and six-month periods ended June 30, 2005 because the Company has been in the process of finalizing new selection criteria, updating the Uniform Franchise Offering Circular and preparing for registration in the states in which it expects to do business. Sales in the Auto Preservation, Inc. subsidiary were not included in the Company's financial statements until the acquisition at the end of April 2004.

Cost of sales was $136,967 and $253,505 for the three-month and six-month period ended June 30, 2005 compared to the comparable period in 2004 of $155,034 and $268,402, respectively. This decrease of $18,067 (11.7%) and $14,841 (5.6%), respectively was the result of the sales generated in Auto Preservation, Inc., which is in the automotive product and service market having a significantly lower cost of product per sales dollar.

Selling, general and administrative expenses was $571,654 and $1,116,274 for the three-month and six-month periods ending June 30, 2005 as compared to $442,080 and $644,173 for the comparable periods in 2004, which reflected increases of $129,574 and $472,101 respectively. This primarily was attributable to additional selling and operating costs related to the business of Auto Preservation.

Interest expense was $45,875 and $87,699 for the three-month six-month period ended June 30, 2005 as compared to $18,054 and $18,378 in the comparable periods in 2004. This increase of $27,821 and $69,321 respectively was the result of the financing of the Auto Preservation, Inc. acquisition, consisting of approximately $20,100 and $40,200 for the three-month and six-month periods, in addition to the ongoing cost of funds to support our negative cash flow at the same time management attempts to grow the business toward profitability.

Net loss for the three-month and six-month periods ended June 30, 2005 was $264,467 and $548,782, which represented an increase of $55,805 and $191,777 from the net loss of $208,662 and $357,005 for the comparable periods in 2004. This represented increased losses of 26.7% and 53.7% for the same periods in 2004. This increase resulted primarily from the cost of financing the acquisition of Auto Preservation, Inc., additional professional and similar costs in pursuing additional growth of the business and the cost in financing the losses.

Liquidity And Capital Resources

As of June 30, 2005 and December 31, 2004, the Company's current liabilities exceeded current assets by $2,742,771 and $2,465,362 respectively. During the six-month period ended June 30, 2005 the Company secured new equity in the amount of $270,000. The Company expects to continue to raise additional equity as needed to cover operating expenses and support continued growth in the future. The Company may not be able to raise additional equity on terms favorable to it, if at all.

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

The Company's independent auditors have included an explanatory paragraph in their report for the year ended December 31, 2004 stating that the Company ability to continue as a going concern is dependent on its ability to meet its future financing requirements.

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

The Company Has Had Losses And Such Losses May Continue, Which May Negatively Impact Its Ability To Achieve Its Business Objective.

Net loss for the three-month and six-month periods ended June 30, 2005 was $264,467 and $548,782, which represented an increase of $55,805 (26.7%) and $91,777 (53.7%) from the net loss of $208,662 and $357,005 for the comparable periods in 2004. There can be no assurance that the Company will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether the Company will be able to continue to expand its revenues, gross profit and operating margins.

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

The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission ("FTC") and various state authorities. Pursuant to FTC regulations, the Company is required to furnish to prospective franchisees a current franchise offering disclosure document containing information prescribed by the FTC. The Company uses uniform franchise offering circulars to satisfy this disclosure obligation. In addition, in certain states, it is required to register or file with such states and to provide prescribed disclosures. The Company is required to update its offering disclosure documents to reflect the occurrence of material events. The occurrence of any such events may from time to time require it to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. There can be no assurance that the Company will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with its expansion plans, that it will not be required to cease offering and selling franchises or that it will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect on its results of operations.

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

The Company's Success Depends On its Ability To Attract And/Or Retain Qualified Personnel

A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on the Company's business, its financial condition and results of its operations. The Company's business is dependent upon its ability to attract and retain sales personnel, business administrators and corporate management. The Company can give no assurance that it will be able to employ a sufficient number of such personnel in order to accomplish growth objectives.

Many Competitors Are Larger And Have Greater Financial And Other Resources Than The Company And Those Advantages Could Make It Difficult To Compete With Them

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

Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of June 30, 2005, sales tax collected from customers and unpaid aggregated $317,384. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability.

During 2004, the Company became delinquent in remitting payroll taxes to the appropriate authorities, to date this amounts to $339,060.

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

Shares Eligible For Future Sale May Adversely Affect The Market

As of July 31, 2005, the Company had 143,482,281 shares of its common stock issued and outstanding of which the Company believes 53,731,009 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law. The lawsuit has been settled with the Company paying claims in the amount of $35,000; with $10,000 paid in 2004 and $20,000 paid in the first quarter of 2005. The final payment of $5,000 due May 1, 2005 has not yet been paid. In addition, the franchise in California has been terminated.

On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The lawsuit was settled out of court on August 3, 2004, with the Company agreeing to pay $45,445 plus interest over a two-year period. The scheduled payments in 2004 were made. A final payment of $32,385 is due August 22, 2005.

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

On April 9, 2003, a complaint was filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and also filed a counterclaim alleging defamation of character and deceptive trade practices among other claims and seeks damages in the aggregate amount of $100,000. This case settled out of court with the Company paying $15,000 in cash and 250,000 shares of restricted common stock. All amounts due and payable have been paid as of June 30, 2005.

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

Dated: August 19, 2005