Form 10QSB
period 2005-09-30
PICK UPS PLUS INC
filed 2005-11-21
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2005

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


                 1000 Ohio Pike, Suite 5A, Cincinnati, OH 45245
                    (Address of principal executive offices)


                                 (513) 943-4100
                           (Issuer's telephone number)


   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 143,482,281 shares of the registrant's common stock outstanding as of November 15, 2005.

Transitional Small Business Disclosure Format Yes |_|   No |X|

                               PICK-UPS PLUS, INC.

                                    - INDEX -


                                                                                                   Page(s)
                                                                                                   -------
PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements:

      Condensed Consolidated Balance Sheets - September 30, 2005 (unaudited) and
        December 31, 2004                                                                                3

      Condensed Consolidated Statements of Operations - Three and Nine Months
        Ended September 30, 2005 and 2004 (unaudited)                                                    4

      Condensed Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 2005 and 2004 (unaudited)                                                          5

      Notes to Interim Condensed Consolidated Financial Statements (unaudited)                       6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                         8 - 13

Item 3 - Controls and Procedures                                                                        13

PART II:  OTHER INFORMATION                                                                        14 - 15

SIGNATURES
                                                                                                        16

EXHIBITS

                          PART I. Financial Information

ITEM 1. Financial Statements

                               PICK-UPS PLUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                                   September 30, December 31,
                                                                                      2005           2004
                                                                                  (unaudited)
                                                                                  -----------    -----------
CURRENT ASSETS:
     Cash                                                                         $    13,892    $     4,653
     Accounts  receivable - net of allowance  for doubtful  accounts of
       $34,478 and $32,270 for 2005 and 2004, respectively                            125,275        112,399
     Inventories                                                                       51,065         62,722
     Prepaid expenses and other current assets                                        268,190         25,171
                                                                                  -----------    -----------
TOTAL CURRENT ASSETS                                                                  458,422        204,945
                                                                                  -----------    -----------

FIXED ASSETS                                                                          155,976        180,416
                                                                                  -----------    -----------
OTHER ASSETS:
     Goodwill                                                                         755,412        755,412
     Deposit on proposed acquisition                                                  306,250           --
     Security deposits and other assets                                                15,560         15,560
                                                                                  -----------    -----------
                                                                                    1,077,222        770,972
                                                                                  -----------    -----------


                                                                                  $ 1,691,620    $ 1,156,333
                                                                                  ===========    ===========

                                      - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable and demand loan                                       $ 2,135,000    $ 1,310,000
     Accounts payable                                                                 315,920        454,179
     Deferred revenue                                                                 133,642           --
     Payroll taxes payable                                                            420,367        200,243
     Accrued expenses                                                                 319,052        213,666
     Sales taxes payable                                                              306,739        319,217
     Loans payable - current                                                          105,833        133,198
     Capitalized lease payable - current                                               22,804         22,804
     Loans payable - officers/directors                                                20,545         17,000
                                                                                  -----------    -----------
TOTAL CURRENT LIABILITIES                                                           3,779,902      2,670,307
                                                                                  -----------    -----------
NON-CURRENT LIABILITIES:
     Loans payable                                                                     74,055        102,437
     Convertible debentures                                                            50,000         50,000
                                                                                  -----------    -----------

                                                                                      124,055        152,437
                                                                                  -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 10,000,000 shares authorized; none issued            --             --
     Common stock, $.001 par value; 250,000,000 shares authorized, 143,482,281 and 134,148,948 shares issued for September 30, 2005 and December 31,
       2004, respectively                                                             143,482        134,148
     Additional paid-in capital                                                     3,706,741      3,446,075
     Accumulated deficit                                                           (6,062,560)    (5,246,634)
                                                                                  -----------    -----------
                                                                                   (2,212,337)    (1,666,411)
                                                                                  -----------    -----------
                                                                                  $ 1,691,620    $ 1,156,333
                                                                                  ===========    ===========

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months                    For the Nine Months
                                                              Ended September 30,                     Ended September 30,
                                                            2005                2004                2005                2004
                                                       -------------       -------------       -------------       -------------
REVENUES:
     Retail sales                                      $     445,939       $     516,578       $   1,336,957       $   1,069,068
     Royalties                                                 8,830               9,101              23,508              23,142
                                                       -------------       -------------       -------------       -------------
                                                             454,769             525,679           1,360,465           1,092,210
                                                       -------------       -------------       -------------       -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                           154,159             139,774             407,664             408,176
     Selling, general and administrative expenses            508,281             480,844           1,624,555           1,125,017
     Other (income) expense                                    4,106                --                 1,106              (7,417)
     Interest expense                                         55,367              25,998             143,066              44,376
                                                       -------------       -------------       -------------       -------------
                                                             721,913             646,616           2,176,391           1,570,152
                                                       -------------       -------------       -------------       -------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES             (267,144)           (120,937)           (815,926)           (477,942)

     Provision (credit) for income taxes                        --                  --                  --                  --
                                                       -------------       -------------       -------------       -------------

NET LOSS                                               $    (267,144)      $    (120,937)      $    (815,926)      $    (477,942)
                                                       =============       =============       =============       =============

BASIC/DILUTED LOSS PER COMMON SHARE                    $        (.00)      $        (.00)      $        (.01)      $        (.00)
                                                       =============       =============       =============       =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               143,482,281         124,108,650         141,040,305         105,266,880
                                                       =============       =============       =============       =============

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Nine Months
                                                                                     Ended September 30,
                                                                                   2005              2004
                                                                               -----------       -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $  (815,926)      $  (477,942)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                24,440            31,399
       Bad debt provision                                                            2,208             6,000
       Compensatory shares                                                            --              30,000
    Changes in operating assets and liabilities:
       Accounts receivable                                                         (15,084)         (147,598)
       Inventory                                                                    11,657             1,858
       Prepaid expenses and other assets                                          (243,019)          (22,344)
       Accounts payable and accrued expenses                                       (32,873)          162,101
       Payroll taxes and sales taxes payable                                       207,646           179,052
       Deferred revenue                                                            133,642              --
                                                                               -----------       -----------
         Net cash (utilized) by operating activities                              (727,309)         (237,474)
                                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash payment re: acquisition                                                 --            (600,000)
         Expenses re: acquisition                                                     --             (76,150)
         Capital expenditures                                                         --              (2,391)
         Deposit on proposed acquisition                                          (306,250)             --
                                                                               -----------       -----------
         Net cash (utilized) by investing activities                              (306,250)         (678,541)
                                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt financing                                                   825,000           831,772
    Principal payments of long-term debt                                           (55,747)             --
    Proceeds from officer's loan                                                     3,545            51,668
    Net proceeds from issuance of common stock                                     270,000            50,000
                                                                               -----------       -----------
         Net cash provided by financing activities                               1,042,798           933,440
                                                                               -----------       -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                            9,239            17,425
    Cash and cash equivalents, beginning of year                                     4,653             3,865
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    13,892       $    21,290
                                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the year:
         Interest                                                              $     8,058       $     8,414
         Taxes                                                                       1,510              --

                             See accompanying notes.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company realized a net loss of $815,926 for the nine months ended September 30, 2005, and also sustained substantial operating losses in 2004, 2003, 2002 and 2001 of $1,105,936, $878,333, $429,821, and $1,324,954, respectively. In addition, the Company has used significant amounts of working capital in its operations and, as of September 30, 2005, current liabilities exceed current assets by $3,321,480 and total liabilities exceed total assets by $2,212,337. The Company is also delinquent in paying certain of its debts.

Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of September 30, 2005, sales tax collected from customers and unpaid aggregated $306,739. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Since June 1, 2003, the Company has paid $89,093 towards sales taxes dating prior to January 1, 2003. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid.

During 2004, the Company became delinquent in remitting payroll taxes to the appropriate authorities. The Company expects to be able to cure all delinquent funds held in a fiduciary capacity, sales and payroll taxes, from funds expected to be received before the end of 2005.

In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company is actively pursuing additional capital and seeking to expand its business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. See also Note 5 - Other Events.

                               PICK-UPS PLUS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

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

                                       Pro Forma For The Nine Months
                                            Ended September 30,
                                                   2004
                                     ----------------------------------
         Net Sales                              $1,606,677
         Net Loss                                (433,940)
         Loss Per Share                           (0.00)

NOTE 5 - OTHER EVENTS:

On February 25, 2005, the Company signed two non-binding Letters of Intent outlining steps for NeoMedia Technologies, Inc. to acquire an interest in Auto Preservation, Inc., ("AP"), a wholly owned subsidiary of the Company. The first letter of intent outlines the terms by which NeoMedia would acquire a 30 percent interest in AP for $1.6 million in cash, stock and assumption of debt. In addition, a second signed letter of intent outlines the steps by which NeoMedia would acquire an additional 30 percent of AP, and then the final 40 percent, for a combined $3.8 million in stock. Subsequent to these two letters of intents the parties have a final draft agreement based on the first letter of intent only with no option to acquire the additional 70% of AP. At this time the agreement has been dispersed to the appropriate parties and the company is waiting the final closing date.

On May 5, 2005, the Company announced that it had signed a letter of intent with Jinche Yingang Automobile Co. of Beijing, China ("Jinche") to form a joint venture in the People's Republic of China which will market and distribute the ValuGard line of car care and environmental protection products. Jinche is a Beijing PRC-registered company specializing in automobile sales, financing, insurance and repair. Since that time the company has received an opening order and deposit from our distributor and products are scheduled to ship the last week of November.

The Company has a verbal agreement to purchase all of the assets of Cat Cay Yachts, Inc. currently being transferred to Maritime Manufacturing, Inc., totaling approximately $2,900,000 in exchange for $300,000 in cash, a note payable for $75,000, and 12,000,000 shares of the Company's common stock valued at $.21 per share. The Company has made the initial deposit of $306,250 and is awaiting final purchase contracts and an independent appraisal of the assets to be acquired.

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

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of September 30, 2005 and December 31, 2004; (ii) Condensed Statements of Operations for the three month and nine month periods ended September 30, 2005 and 2004 and (iii) Condensed Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004.

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

Revenue for the three-month and nine month periods ended September 30, 2005 was $454,769 and $1,360,465, which represented a $70,910 (13.5%) decrease and
$268,255 (24.6%), increase from $525,679 and $1,092,210 for the comparable periods ended September 30, 2004. The increase was primarily the result of new sales from the acquisition of Auto Preservation, Inc; however, same store sales for the three-month and nine-month periods ended September 30, 2005 were down compared to the same periods in 2004 and one store was closed after the first quarter of 2004 resulting in the decrease in the quarter's revenue. There were no new franchise fees in the three-month and nine-month periods ended September 30, 2005 because the Company has been in the process of finalizing new selection criteria, updating the Uniform Franchise Offering Circular and preparing for registration in the states in which it expects to do business. Sales generated by the Auto Preservation, Inc. subsidiary were not included in the Company's financial statements until the acquisition at the end of April 2004.

Cost of sales were $154,159 and $407,664 for the three-month and nine-month periods ended September 30, 2005 which represented an increase of $14,385 (10.3%) and a decrease of $512 (0.12%) compared to the comparable period in 2004. Auto Preservation, Inc., which is in the automotive product and service market has a significantly lower cost of product per sales dollar.

Selling, general and administrative expenses increased $27,437 and $499,538 in the three-month and nine-month periods ended September 30, 2005 compared to the comparable periods in 2004. This primarily was attributable to additional selling and operations costs related to the business of Auto Preservation and increased expenses relating to fund raising activity and business development efforts. Selling, general and administrative expenses were $508,281 and $1,624,555 for the three-month and nine-month periods ended September 30, 2005 as compared to $480,844 and $1,125,017 for the comparable periods in 2004.

Interest expense was $143,066 for the nine-month period ended September 30, 2005 as compared to $44,376 in the comparable period in 2004. This increase of $98,690 was the result of the financing of the Auto Preservation, Inc. acquisition, consisting of approximately $60,300, and the ongoing cost of funds to support our negative cash flow at the same time management attempts to grow the business toward profitability.

Net loss for the three-month and nine-month periods ended September 30, 2005 were $267,144 and $815,926 which represented an increase of $146,207 and $337,984 from the net loss of $120,937 and $477,942 for the comparable periods in 2004. This represented increased losses of 120.9% and 70.7% for the same periods in 2004. This increase in losses resulted primarily from the cost of financing the acquisition of Auto Preservation, Inc., additional professional fees and similar costs in pursuing additional growth of the business and the cost of financing the losses incurred.

Liquidity And Capital Resources

As of September 30, 2005 and December 31, 2004, the Company's current liabilities exceeded current assets by approximately $3,321,480 and $2,465,362 respectively. During the nine-month period ended September 30, 2005 the Company secured new equity in the amount of $270,000. The Company expects to continue to attempt to raise additional equity as needed to cover operating expenses and support continued growth in the future. The Company may not be able to raise additional equity on terms favorable to it, if at all.

The Company currently has insufficient funds available for operations and needs to seek additional financing to supplement cash generated from the operation of the Company's retail stores, automotive market sales and services and ongoing franchise operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital are not developed to meet the Company's working capital needs.

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

The Company Has Had Losses And Such Losses May Continue, Which May Negatively Impact Its Ability To Achieve Its Business Objective.

Net loss for the three-month and nine-month periods ended September 30, 2005 was $267,144 and $815,926, which represented an increase of $146,207 (120.9%) and $337,984 (70.7%) from the net loss of $120,937 and $477,942 for the comparable periods in 2004. There can be no assurance that the Company will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether the Company will be able to continue to expand its revenues, gross profit and operating margins.

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

Since 1999, the Company has been delinquent in reporting and remitting sales tax collected from its customers during the normal course of its operations. As of September 30, 2005, sales tax collected from customers and unpaid aggregated $306,739. The Company has not accrued any interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds and has shown a willingness to continue to work with management on the old balance while expecting current taxes to be paid. The Company is also hopeful that it can make payments to the appropriate state taxing authorities under an amnesty program.

During 2004, the Company became delinquent in remitting payroll taxes to the appropriate authorities which to date amounts to $420,367. The Company expects to be able to cure all delinquent funds held in a fiduciary capacity, sales and payroll taxes, from funds expected to be received before the end of 2005.

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

Shares Eligible For Future Sale May Adversely Affect The Market

As of November 15, 2005, the Company had 143,482,281 shares of its common stock issued and outstanding of which the Company believes 53,431,323 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange
Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The lawsuit was settled out of court on August 3, 2004, with the Company agreeing to pay $45,445 plus interest over a two-year period. The scheduled payments in 2004 were made. A final payment of $24,719 is due November 22, 2005.

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

On April 9, 2003, a complaint was filed in Hamilton County Court of Common Pleas, Hamilton County, Ohio, against the Company. The defendant seeks to recover damages in the amount of $200,000 as compensation for services rendered between 1998 and 2001. The Company has filed a response denying the charges and also filed a counterclaim alleging defamation of character and deceptive trade practices among other claims and seeks damages in the aggregate amount of $100,000. This case settled out of court with the Company paying $15,000 in cash and 250,000 shares of restricted common stock. All amounts due and payable have been paid as of September 30, 2005.

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

Dated:  November 21, 2005