Form 10KSB
period 2005-12-31
PICK UPS PLUS INC
filed 2006-04-17
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28255

                               PICKUPS PLUS, INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)


           Delaware                                        31-1438392
           --------                                        ----------
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

         1000 Ohio Pike, Cincinnati, Ohio                      45245
         --------------------------------                      -----
     (Address of Principal Executive Offices)                (Zip Code)

                                 (513) 943-4100
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                4360 FERGUSON DRIVE, SUITE 120, CINCINNATI, OHIO
                ------------------------------------------------
                                (Former Address)

        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No Issuer's revenues for its most recent fiscal year ended December 31, 2005: $2,025,387.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock, as of March 15, 2006 ($.01) was $1,434,823

The number of shares outstanding of the issuer's common stock, as of March 15, 2006 was 143,482,281.

Transitional Small Business Disclosure Format: No.

Documents incorporated by reference: None

                                TABLE OF CONTENTS

ITEM 1         BUSINESS                                                               1
ITEM 2         DESCRIPTION OF PROPERTY                                                9
ITEM 3         LEGAL PROCEEDINGS                                                      9
ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    9
ITEM 5         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              10
ITEM 6         MANAGEMENT'S DISCUSSION, ANALYSIS AND RESULTS OF OPERATIONS UPDATE    11
ITEM 7         FINANCIAL STATEMENTS                                                  14
ITEM 8         CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE                                              14
ITEM 8A        CONTROLS AND PROCEDURES                                               14
ITEM 8B        OTHER INFORMATION                                                     14
ITEM 9         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                     15
ITEM 10        EXECUTIVE COMPENSATION                                                15
ITEM 11        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        17
ITEM 12        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        17
ITEM 13        EXHIBITS                                                              18
ITEM 14        PRINCIPAL ACCOUNTANT FEES AND SERVICES:                               19
Consolidated Financial Statements
Exhibits

                                     PART I

ITEM 1. BUSINESS:

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans, (e) our anticipated needs for working capital, (f) our lack of operational experience, and (g) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur as projected.

General Historical Information

      The Company was founded as Mr. Pickup Co. to act as a franchisor of pickup truck accessory stores, similar to the one that the Company's founder owned and operated in Cincinnati. On October 3,1994, we amended the certificate of incorporation of Mr. Pickup Co. to change its name to Pickups Plus, Inc. ("Pickups Plus" or the "Company"). In September 1998, we acquired the store from the founder in order to consolidate its operations with that of the franchise system.

      At December 31, 2005, we had franchisees in Columbus, Ohio; Lexington, Kentucky; Houston, Texas; and Springfield, Illinois. Currently and for all of 2005, the Company was not able to offer or sell any new franchises because its franchise offering and disclosure documents, including its Uniform Franchise Offering Circular, were not updated and current.

      On April 30, 2004, we acquired all of the assets of Auto Preservation, an operating division of Automotive International, Inc. The purchase price for the assets was $600,000 plus 5,238,095 shares of our common stock. Auto Preservation provides immediate access to automotive dealerships and a revenue source for franchisees and Company stores. Auto Preservation provides Cincinnati automotive dealerships with a single source solution for their new vehicle preparation, environmental protection packages, pickup truck and sport utility vehicle ("SUV") accessories, and detail and reconditioning products and services. With two locations operating in the Cincinnati market, Auto Preservation processed over 15,000 vehicles for automotive dealerships in 2005 and generated over $1.3 million in revenue. Along with the asset purchase of Auto Preservation, we acquired the right to purchase Automotive International, Inc. for a preset purchase price after a 24-month period.

      The intent of the Company is to leverage the experience and existing relationships of the individual companies to create a network of "Auto Appearance Centers," with the expertise and technologies to restore, personalize and protect any new or used vehicle. These Auto Appearance Centers will not only be company owned, franchisee, and licensee storefront facilities but also a network of authorized distributors, international consolidators, private label resellers and vehicle manufacturers, all of whom will be focused on providing consumers and automotive dealerships an array of products and services for their new and used vehicles worldwide.

      We believe that the Company's sales, marketing and store template and franchise offering differentiates it from the competition by capturing the retail consumer segment. By offering the Auto Preservation line of services out of the same facility the Company and its distribution partners will have the unique ability to capture a whole new market segment, the automotive dealership segment. Through automotive dealerships, the Company can now capture new and used vehicle buyers by offering a full line of accessories, environmental protection packages, micro paint repair, detailing and reconditioning products and services, most of which can be bundled in the vehicle financing.

      We are a Delaware corporation with our executive offices located at 1000 Ohio Pike, Cincinnati, Ohio 45245. Our telephone number is (513) 943-4100 and our fax number is (513) 943-9802. We maintain an Internet website located at www.pickupsplus.com.

A Combined Franchise and License System

      The Typical Center: The Company has been operating under a franchising system for many years; on the other hand, Auto Preservation has been signing-up exclusive "ValuGard" centers under a licensing agreement. Under a licensing agreement, individuals and companies with less working capital can open an Auto Appearance Center that is primarily focused on the automotive dealership business. Over time, or for those with the up-front working capital, the Company's full consumer retail franchise operation can be added under our franchising agreement. On a going-forward basis, the Company intends to utilize both the franchise system and the ValuGard licensing system.

      While each store within our system is unique in many ways, there are several similarities from one unit to the next. This section presents a profile of the typical Auto Appearance Center ("Center") within the system.

      Facilities: The typical Center features approximately 7,500 square feet of space, with 2,500 feet devoted to the retail showroom, 4,000 feet to the installations facility, and 1,000 feet for storage, common area, and office use. The retail showroom of each Center is designed and merchandised to be a toy store for automotive enthusiasts. Each showroom will be converted into a complete Center by promoting and displaying all three primary product segments the Company offers, restoration, personalization, and protection. Each installation area is required to have a minimum of a wash bay, a clean bay, a lift and various shop equipment that are necessary to apply the products.

      Restoration: Every Center in the system offers local dealers customized drop ship programs, vehicle check-in services, new vehicle preparation, used car detailing and a full line of reconditioning products. In addition, the Centers will provide various vehicle restoration products and services, including car detailing, glass repair and replacement, and micro paint repair just to name a few.

      Personalization (Accessories): The typical Center offers a variety of merchandise to accessorize any vehicle. Popular product categories include: grille accessories, custom tires/rims, window treatments, exhaust systems, fiberglass fender flares, floor mats, visors, headlight covers, pickup truck bed liners, caps and step bars.

      Protection: Each center has the exclusive distribution right to utilize the ValuGard warranty protection product line to offer local automotive dealerships and consumers both turnkey solutions or the product only for their rust proofing, undercoating, paint sealant, and fabric/leather interior protection needs. In addition, the Centers now offer clear film protection for headlights and fenders, vehicle alarms, global positioning system ("GPS") tracking and mapping systems and in-vehicle wireless communication systems.

      Staffing: Each Center has a manager, franchisee or licensee on-site during the vast majority of, if not all, hours of operation, who is responsible for all operations, and has direct responsibility for marketing, financing, hiring personnel and product purchasing. That individual is also active with in-store selling, merchandising, and customer service. The typical owner-operator takes his compensation in the form of the store's distributed profits, and managers for Company-owned Centers participate in a bonus plan based on the Center's operating profits.

      In addition, a typical store employs one sales associate, and up 10 service technicians depending on the location's volume. The sales associates are trained in customer-oriented selling techniques and must remain highly informed regarding all of the stores products and services.

      Positioning: Every Center is in the position of having the ability to cater to two market segments: (i) the aftermarket consumer segment, and (ii) new and used vehicle purchasers segment through the automotive dealerships. In addition, by utilizing the ValuGard line of products, every Center has original equipment manufacturing ("OEM") approval from nine of the largest car manufacturers in the world. There are many mass retailers who sell some accessories and some car care products, but these companies focus on pricing only, are not specialists in the service business, and often do not carry the primary products consumers are searching for, nor can they provider the dealership a single source solution for all their outsourcing needs.

      Marketing And Advertising: We believe that each Center serves as a marketing tool for our products and services for both the franchising and licensing systems we offer. We design and build our stores with high visual impact and our products are merchandised for maximum appeal and to take advantage of in-store traffic patterns. Uniformed and trained sales associates remain readily available to help customers with product selection.

      Store-initiated advertising may include, but not be limited to, utilizing print media such as multi-page catalogs, television, radio commercials, newspaper advertisements and various in-store promotions.

      Centers try to generate maximum productivity from their client bases by maintaining detailed information about past and current customers. Mailings are sent regularly to these customers promoting new products and services or other special promotions. Promotional post cards are sent to all participating dealer customers lists in the market areas.

      Fees: The fee for the rights to establish a full service Auto Appearance Center with the complete Pickups Plus accessory line is $25,000 for a single location, payable upon the signing of the franchise agreement and before the commencement of training or franchise operations. In addition, royalties equal to 4% of the franchisee's previous week's sales, are required to be paid on a weekly basis.

      Each Auto Appearance Center is required to execute a licensing agreement that provides them a limited license to use the ValuGard brand name within an exclusive distribution territory as long as they continue to purchase a minimum amount of products on an ongoing basis from the Company. Those minimum amounts are determined for each specific market by the Company.

      Other Responsibilities: To ensure the success of our system, we suggest that our operators meet certain additional requirements, such as the allocation of a minimum marketing budget and the acquisition of proper insurance coverage (including a minimum of $1 million coverage each for general aggregate, product, and personal injury coverage).

      Market-Tested Products And Operations Approach: Since 1993, we have refined all aspects of our stores' operations, including merchandising, product/service mix, and promotional materials. A 198-page operations manual covering the retailing aspects of operations serves as the franchisee's first source of reference for operational questions. An additional manual for the ValuGard product line is issued to each licensee upon completion of the Company's required training.

      Training: Our franchisees receive 20 days of intensive training and orientation. Training covers all aspects of operations, including: store operations, ordering inventory, inventory control, installation of products sold, store maintenance and merchandising (in-store training), office procedures, forms, ordering items (in-store training), sales training, and dealing with customers and employees.

      In order to ensure the ValuGard products are being applied properly for warranty purposes, we insist that each new licensee, franchisee or operator of a Center be certified by our Prep-Excellence training. This training covers all application, operations, technical specifications and marketing of the products. In addition, we intend to provide onsite sales support training for each new Center.

      Continued Management Support: Support efforts include regular operational visits and phone consultations from our President, Chief Executive Officer and other support professionals. Helpful management information is also distributed through regular educational seminars, conferences, bulletins, and newsletters. We host an informative Internet website located at www.pickupsplus.com that all franchisees have access to. On our website, the franchisee can exchange sales tips, installation tips, and access information about other franchise stores, managers and supplier information. Additionally, the website gives the franchisees the ability to communicate directly with us and other franchisees through an online mailbox system.

      Agreement: The initial term of the franchise agreement is for five years and may be renewed by the franchisee for an additional five years. We may terminate a franchise agreement in the event the franchisee breaches the terms of the franchise agreement. The licensing agreement has a two-year term and is subject to the licensee meeting quarterly volumes to keep their exclusive territories.

      Store Locations: At the end of the 2005 fiscal year, we had two Company-owned stores located at the addresses set forth below.

      1.    11370 Reading Road, Cincinnati, Ohio 45241;

      2.    11334 Tamarco Drive Cincinnati, Ohio 45242

      The following table sets forth the locations of the Company's operations as of the date hereof:

    State Location        Number of Franchised Stores        Company-Owned Facilities        Number of Licensed Centers
    --------------        ---------------------------        ------------------------        --------------------------
       Illinois                        1
       Kentucky                        1
       New York                                                                                     1
    North Carolina                                                                                  1
         Ohio                          2                             2
      Tennessee                                                                                     1
        Texas                          1
        Total                          5                             2                              3

      Franchise Marketing: Our marketing strategy for franchise sales is based on the sale of individual franchise stores to business-minded individuals. We have area development agreements available to open multi-store franchises. We believe that the market opportunity for our Centers is nationwide. We seek franchisees and licensees by attending franchise and business opportunity shows, advertising in national publications and through our website. Currently and for all of 2005, the Company could not offer or sell any new franchises because its offering and disclosure documents were not updated or current. The Company intends to revise these documents during 2006.

      International Distribution: During 2005 the Company secured its first distributor for China and shipped their opening order that generated revenues of $257,000 to the Company and realized over a 50% Gross Profit. Major Suppliers

      The Company purchases its inventory from two major suppliers, Automotive International and Meyers Distributing. Purchases for the year ended December 31, 2005 and 2004 totaled $675,161 and $541,433, respectively, and accounts payable to these vendors at December 31, 2005 and 2004 was $80,678 and $108,448, respectively.

Competition

      Franchising Competition: We compete directly with many other local and national franchisors, which also seek to sell their franchises or business opportunities to prospective franchisees. We are aware of only two other franchisors of truck accessory stores; both privately held companies located in North Carolina and Michigan.

      Merchandise Competition: Our franchisees compete against local auto parts stores, specialized truck accessory stores and national auto parts chains such as AutoZone, Pep Boys and Discount Auto Parts. Major retailers, such as Wal-Mart, K-Mart and Sears, also offer a limited selection of truck accessories. Some of our competitors are also general, full-range, traditional department stores that carry automotive accessories. Certain of our competitors are larger in terms of sales volume, store size, resources, and have been operating longer than we have. We believe that we maintain a competitive position in terms of depth and breadth of product line, price, quality of personnel and customer service.

      ValuGard Competition: We compete directly with many other local and national providers in this industry; many of them are larger in terms of sales volume, resources and have been operating longer than we have. We believe our key advantage is that the ValuGard product line is the product line that the largest vehicle manufacturers in the world, including GM, Ford, Daimler Chrysler, Toyota, Mazda, Hyundai, Nissan, Renault, Saturn and Saab, have relied on for their own use, factory defect resolution, or have private labeled the products for resale in their dealerships.

Intellectual Property

      We currently hold a federal trademark registration from the U.S. Patent and Trademark Office (Reg. No: 1,939,005) for "PICKUPS PLUS.". Such trademark rights were issued to John Fitzgerald in November 1995 and, he assigned them to us at a nominal cost. We hold a perpetual, royalty-free license to use the ValuGard name within the United States from Automotive International. In addition, we hold copyrights in connection with all of our training manuals and materials, which we consider proprietary products. We are not aware of any current use of similar marks. We also maintain a registered domain name for our website located at www.pickupsplus.com.

Regulation

      The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the Federal Trade Commission (the "FTC") and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current Uniform Offering Franchise Circular ("UFOC") containing information prescribed by the FTC. In addition, in certain states, we are required to register or file with such states and to provide prescribed disclosures. We are required to update our offering disclosure documents, including the UFOC, to reflect the occurrence of material events. The occurrence of any such events may from time-to-time require us to cease offering and selling franchises until the disclosure document relating to such franchising business is updated. This has been in the case in 2005, as we were not able to offer of sell any new franchises during 2005 because our franchise offering and disclosure materials, including the UFOC, were not updated and current. We intend to update these materials in 2006, however, there can be no assurance that we will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with our expansion plans, that we will not be required to again cease offering and selling franchises in the future, or that we will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect on our results of operation.

      We are also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (including requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith, prohibit interference with the right of free association among franchisees, and regulate discrimination among franchisees in charges, royalties or fees. If we are unable to comply with the franchise laws, rules and regulations of a particular state relating to offers and sales of franchises, we will be unable to engage in offering or selling franchises in or from such state. Amendments to existing statutes and regulations, adoption of new statutes and regulations, and the Company's expansion into new states and foreign jurisdictions could require us to continually alter methods of operations at costs which could be substantial.

      In 2006, we intend to update our materials, including the UFOC, to be in compliance with all applicable federal and state franchising laws and the regulations promulgated there under, and to obtain all required licenses and permits necessary to conduct our business. Failure to comply with such laws and regulations in the future could subject us to civil remedies, including fines and/or injunctions, as well as possible criminal sanctions, which would have a material adverse effect on us.

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

Employees

      As of March 15, 2006, we had approximately 26 full-time employees and 12 part-time employees. We have never experienced a work stoppage and we believe that our employee relations are good. Our success depends to a large extent upon the continued services of our key managerial employees and salesmen. The loss of such personnel could have a material adverse effect on our business and our results of operations. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. The Company believes that its employee relations are good.

Transfer Agent

      Our transfer agent is Florida Atlantic Stock Transfer, 7130 Nobb Hill Road, Tamarac, Florida 33321.

Risk Factors

      An investment in our common stock is speculative in nature and involves a high degree of risk. You should therefore carefully consider the following risks and the other information contained in this Report. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this Report, including the financial statements and related notes thereto. In addition, the risks described below are not the only ones facing us as we have described only the risks we consider material. However, there may be additional risks that we view as not material or of which we are not presently aware.

      If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

We Had Losses In The Fiscal Years Ended December 31, 2005 And 2004

      We had a loss of $1,881,541 for the fiscal year ended December 31, 2005 compared to a loss of $1,105,936 for the fiscal year ended December 31, 2004. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our franchised stores. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Uncertainty As To The Continuation Of The Company As A Going Concern

      The Company realized a net loss of $1,881,541 for the year ended December 31, 2005 and also sustained substantial operating losses in 2004 and 2003 of $1,105,936 and $878,333, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital developed to meet the Company's working capital needs.

We Have A Working Capital Deficiency; We Will Need To Raise Additional Funds In The Future For Our Operations; We Are Delinquent In Making Payments On Certain Of Our Outstanding Debt

      At December 31, 2005, we had a working capital deficiency of $3,663,373, which means that our current liabilities as of that date exceeded our current assets by $3,663,373. Our working capital deficiency means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we will have to raise capital or debt to fund the deficit. In addition, we are currently delinquent in making payments on certain of our outstanding debt. Future events, including the problems, delays, expenses and difficulties frequently encountered by companies, may lead to cost increases that could make our funds, if any, insufficient to support our operations. We will seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. There is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. We could suffer adverse consequences if we are unable to obtain additional capital when needed.

We Have Been Delinquent In Reporting And Remitting Sales and Payroll Taxes And Are Working On Structuring A Payment Plan That May Adversely Affect Our Cash Flow.

      As of December 31, 2005, sales tax collected from customers and unpaid aggregated $294,091. The Company has accrued $27,487 of interest and penalty costs associated with this liability, which might cause the Company to be unable to continue operations. As a result of the foregoing, the State of Ohio could take action against the Company, including the levying of civil and/or criminal penalties and fines.

      The Company is delinquent in remitting payroll taxes, and as of December 31, 2005 owed $487,799 to the appropriate authorities. The Company has accrued $63,277 in interest and penalties for the past due liabilities. As a result of the foregoing, the Internal Revenue Services could take action against the Company, including the levying of civil and/or criminal penalties and fines.

We Must Comply With Federal And State Franchise Regulations And If We Should Fail To Materially Comply With Such Regulations It May Have An Adverse Effect On Our Business Operations

      The offer and sale of franchises is subject to extensive federal and state laws and substantial regulation under such laws by government agencies, including the FTC and various state authorities. Pursuant to FTC regulations, we are required to furnish to prospective franchisees a current UFOC disclosure document containing information prescribed by the FTC. In addition, in certain states, we are required to register or file with such states and to provide prescribed disclosures. We are required to update our UFOC to reflect the occurrence of material events. The occurrence of any such events may from time-to-time require us to cease offering and selling franchises until the UFOC is updated. This was the case during 2005, as we were not able to offer or sell any new franchises during 2005 because our UFOC was not updated and current. We intend to update the UFOC and other franchise materials during 2006, however, there can be no assurance that we will be able to update our disclosure documents (or in the case of any newly acquired franchising business, prepare an adequate disclosure document) or become registered in certain states in a time frame consistent with our expansion plans, that we will not be required to cease offering and selling franchises, or that we will be able to comply with existing or future franchise regulation in any particular state, any of which could have an adverse effect on our results of operation.

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

      The wholesale/retail industry for the accessories of trucks and SUVs is extremely competitive and includes several companies which have achieved substantially greater market share than we have, have longer operating histories, and have larger customer bases, have substantially greater financial, development and marketing resources than we do.

In The Future, We May Issue Additional Shares Of Our Common Stock Which Would Reduce Investors Percent Of Ownership And May Dilute Our Share Value

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

Possible Issuance Of Preferred Stock Without Stockholder Approval Could Adversely Affect the Position of Common Stockholders.

      Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designation rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors (the "Board") is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, claims to assets, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of our common stock desired to remove current management, it is possible that our Board could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board.

Shares Eligible For Future Sale May Adversely Affect The Market

      As of March 15, 2006, the Company had 143,482,281 shares of its common stock issued and outstanding of which the Company believes 47,431,323 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of restricted securities which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, restricted securities would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

Since We Have Not Paid Any Dividends On Our Common Stock And Do Not Intend To Do So In The Foreseeable Future, A Purchaser Of Our Common Stock Will Only Realize An Economic Gain On His Or Her Investment From An Appreciation, If Any, In The Market Price Of Our Common Stock

      We have never paid, and have no intention in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). A penny stock is a stock:

      o     With a price of less than $5.00 per share;

      o     That is not traded on a "recognized" national exchange;

      o Whose price is not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2 million (if the issuer has been in continuous operation for at least three years) or $5 million (if in continuous operation for less than three years), or with average revenues of less than $6 million for the last three years.

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

      Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

      Our common stock is traded on the Over-the-Counter Bulletin Board. There has historically been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Recent Events

      On February 17, 2006, certain promissory notes (the "Assigned Notes") that the Company had previously issued to Cornell Capital Partners, LP were assigned to NeoMedia Technologies, Inc. The Assigned Notes were all past due and therefore in default at the time of the assignment and continue to be in default as of the date of this Report. In February 2006, NeoMedia also purchased 20,000,000 shares of the Company's common stock from Cornell, bringing its total ownership to 28,333,333 shares of common stock. NeoMedia is the Company's master distributor for China, and Pickups Plus is a distributor for NeoMedia in the United States. According to the Company's records, the total principal currently owed under the Assigned Notes is $1,365,000, and the total accrued and unpaid interest there under at December 31, 2005 was $147,050.

ITEM 2. DESCRIPTION OF PROPERTY

      Our Ohio based Company-owned store is located at 11370 Reading Road, Cincinnati, Ohio 45241, is leased at an annual base rent of $26,400, which expired on March 31, 2002. We presently occupy these premises on a month-to-month lease at $2,600 per month. We currently use office space at 1000 Ohio Pike, Cincinnati, Ohio, 45245, which is the office of Robert White, our Chief Financial Officer. Such offices are available to us at a cost of $1,200 per month. Our main Auto Preservation processing center is located at 11334 Tamarco Drive Cincinnati, OH 45242, which is leased on a month-to-month basis for $ 2,300 per month. We believe that our leased properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

      On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law. The Lawsuit has been settled with Pickups Plus paying claims in the amount of $35,000, with $10,000 paid in 2004 and $20,000 paid in 2005. The remaining balance of $5,000 is still owed at this time. The franchise in California has been terminated.

      On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The lawsuit was settled out of court on August 3, 2004, with Pickups Plus agreeing to pay $45,445 plus interest over a two-year period. The scheduled payments in 2005 were made. The remaining balance of $24,676 is still owed at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      There were no matters voted upon by the shareholders during the fourth quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the Over-the-Counter Bulletin Board (the "OTC BB") under the symbol "PUPS". The following table sets forth the range of high and low bid quotations of our common stock, as reported on the OTC BB, for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.

--------------------------------------------------------------------------------
                           Calendar Year 2004
                           High Bid                        Low Bid
--------------------------------------------------------------------------------
First Quarter              $0.015                          $0.008
 Second Quarter            $0.065                          $0.015
Third Quarter              $0.042                          $0.015
 Fourth Quarter            $0.032                          $0.009
--------------------------------------------------------------------------------
                           Calendar Year 2005
                           High Bid                        Low Bid
--------------------------------------------------------------------------------
First Quarter              $0.035                          $0.020
 Second Quarter            $0.029                          $0.019
Third Quarter              $0.020                          $0.015
 Fourth Quarter            $0.015                          $0.009
--------------------------------------------------------------------------------
                           Calendar Year 2006
                           High Bid                        Low Bid
--------------------------------------------------------------------------------
First Quarter              $0.022                          $0.006

Security Holders

      At March 15, 2006, there were 143,482,281 shares our common stock outstanding, which were held by approximately 166 stockholders of record.

Dividend Policy

      We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. Our Board intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Recent Sales Of Unregistered Securities:

      On June 25, 2003, the Company entered into an equity line of credit ("ELOC") with Cornell Capital Partners, LP, a Delaware limited partnership ("Cornell"). In addition, the Company engaged Katalyst Securities LLC, a registered broker-dealer, to advise the Company in connection with the ELOC. For its services, Katalyst received 588,235 shares of our common stock, which was valued at $10,000. The Company filed with the United States Securities and Exchange Commission (the "Commission" or the "SEC") a registration statement to register the resale of the shares issued under the ELOC.

      On September 30, 2003, the Company executed a secured promissory note with Cornell in the principal amount of $300,000 with a due date of 111 days after the date of execution. On February 17, 2006, Cornell assigned its interest in this note to NeoMedia Technologies, Inc. ("NeoMedia"). On November 10, 2003, the Company executed a secured promissory note with Cornell in the principal amount of $100,000 with a due date of 111 days after the date of execution.

      On April 22, 2004, the Company executed a secured promissory note with Cornell in the principal amount of $670,000 with a due date of 111 days after the date of execution.

      On October 15, 2004, the Company executed a secured promissory note with Cornell in the principal amount of $250,000 with a due date of 111 days after the date of execution. On February 17, 2006, Cornell assigned its interest in this note to NeoMedia.

      During 2004, the Company issued (a) 19,323,002 shares of common stock upon conversion of loans aggregating $330,000, (b) 20,170,040 shares in lieu of compensation aggregating $295,669, and (c) 5,238,095 shares in connection with the acquisition of Auto Preservation, Inc. that is described herein.

      The Company sold 2,500,000 shares to one individual in exchange for $50,000.

      On February 25, 2005, the Company sold 8,333,333 shares of the Company's Common Stock to NeoMedia for $250,000. The stock was sold as restricted stock under Rule 144. .

      On February 25, 2005, the Company sold 1,000,000 shares of the Company's common stock to an individual investor for $20,000.

      On June 7, 2005, the Company executed a secured promissory note with Cornell in the principal amount of $225,000 with a due date of 180 days after the date of execution. As part of this agreement the Company issued to Cornell 2,500,000 warrants to purchase shares of common stock at an exercise price of $0.010 per share. The market price at the time of issuance was $0.022. On February 17, 2006, Cornell assigned its interest in this note to NeoMedia.

      On August 4, 2005, the Company executed a secured promissory note with Cornell in the principal amount of $600,000 000 with a due date of 180 days after the date of execution. As part of this agreement the Company issued to Cornell 12,000,000 warrants to purchase shares of common stock at an exercise price of $0.010 per share. The market price at the time of issuance was $0.020. On February 17, 2006, Cornell assigned its interest in this note to NeoMedia.

      On August 18, 2005, the Company issued to Agora Investor Relations Corp, 429,000 warrants to purchase shares of common stock at an exercise price of $0.015 per share. The market price at the time of issuance was $0.008.

      The Company has a verbal agreement to purchase all of the assets of Cat Cay Yachts, Inc. currently being transferred to Maritime Manufacturing, Inc., totaling approximately $2,900,000 in exchange for $300,000 in cash, a note payable for $75,000, and 12,000,000 shares of the Company's common stock valued at $0.21 per share. The Company has made the initial deposit of $306,250 and is awaiting final purchase contracts and an independent appraisal of the assets to be acquired

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UPDATE

General

      The Company was formed in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and SUVs. We currently have five operating franchised stores that are located in Texas, Ohio, Kentucky and Illinois. Additionally, as of December 31, 2005, there were two Company-owned stores located in the Cincinnati, Ohio area. Currently and for all of 2005, we were unable to offer or sell any new franchises because our franchise offering and disclosure documents, including our UFOC, were not updated and current. We intend to update these documents during 2006, although we can offer no assurances that we will be able to do so.

      In April 2004, the Company acquired Auto Preservation, Inc., which operates as a wholly owned subsidiary. Auto Preservation has two operating centers in the Cincinnati market providing automotive dealerships in this market a single source solution for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories and detail and reconditioning sales and services. Additionally, the Company began to offer both exclusive licenses for individual territories outside greater Cincinnati.

For The Fiscal Year Ended December 31, 2005 Compared To The Fiscal Year Ended December 31, 2004.

Results Of Operations

      The Company realizes revenue from net sales generated by the retail stores, sales of service and product to automotive dealerships relating to new car prep and environmental products, continuing royalty fees and initial franchise fees. In the future, the Company expects to generate license fees from ongoing expansion of its programs related to the Auto Preservation business.

      Revenue for the year ended December 31, 2005 was $2,025,387, which represented a $503,153 or 33%, increase from $1,522,234 for the year ended December 31, 2004.

      The increase was the result of a full year of sales from Auto Preservation and the Company had new sales for training and product under its licensing program. The Company recorded no new franchise fees in 2005 because the Company had not updated its franchise offering and disclosure documents, including this UFOC. Sales in the Auto Preservation subsidiary were for eight months in 2004 due to the acquisition at the end of April 2004.

      Cost of sales as a percentage of retail sales decreased to 34.5% for 2005 compared to 40.1% in 2004. This was the result of the increased sales generated from a full year of Auto Preservation service revenue, which has a significantly lower cost of product per sales dollar. Overall cost of sales increased by $90,137 in 2005 compared to 2004. This was due to the reasons noted above. The total cost of sales was $688,782 for the year ended 2005 compared to $598,645 for 2004

      Selling, general and administrative expenses increased $392,803 or 21.6% in 2005 compared to 2004. This change resulted from a full year of selling and operations costs related to the Auto Preservation business and expenditures made for the initial launch of the ValuGard products into China. The selling, general and administrative expenses were $2,209,972 for the year ended December 31, 2005 compared to $1,817,169 for 2004.

      Interest expense was $248,665 in 2005 compared to $192,475 in 2004. This increase of $56,190 or 29.2% was the result of the financing of the Auto Preservation acquisition and the ongoing cost of funds to support our negative cash flow at the same time management attempts to grow the business toward profitability.

      Net loss for the year ended December 31, 2005 was $1,881,541, which represented an increase of $775,605 or 70.1% from the loss of $1,105,936 for the year ended December 31, 2004. The operating results actually improved but were offset by a one-time goodwill impairment charge of $755,412 and an increase of $56,190 in the cost of financing.

Liquidity And Capital Resources

      As of December 31, 2005 and 2004, current liabilities exceeded current assets by $3,663,373 and $2,465,362, respectively. During 2005, we secured new equity in the amount of $270,000 and received proceeds from the ELOC with Cornell in the amount of $825,000. We may not be able to raise additional equity on terms favorable to the Company, if at all.

      The Company currently has insufficient funds available for operations and needs to seek additional financing to supplement cash generated from the operation of the Company's retail stores, automotive market sales and services and ongoing franchise operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital is not developed to meet the Company's working capital needs.

      Our independent auditors have included an explanatory paragraph in their report stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements.

      Cash requirements for 2006 will include funds needed to sustain the cash used in operations as well as for anticipated growth and acquisitions. Consequently, management is trying to meet these needs in several ways. First, the Company continues to work with its existing funding sources and is seeking new funding sources to raise the required funding to implement its business plan. Secondly, management is working aggressively to roll out its new Auto Appearance Centers licensing program and is actively searching for sales personnel to ensure the success of this profit center. At the same time, the Company is looking to increase sales in its new retail store location in Cincinnati.

      In the event the Company is unable to raise funds to carry out the above plans or the results are not favorable the Company could be required to either substantially reduce or terminate its operations.

      As of March 15, 2006, the Company has cash on hand to sustain operations until April 30, 2006.

New Accounting Pronouncements Affecting The Company

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, and amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of Statement 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (which are small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006.

Critical Accounting Policies And Estimates

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

      The Company recognizes revenues from retail sales of automotive parts and accessories and revenue from products sold to and services provided to automotive dealerships at the point of sale. When a franchise is sold, the Company agrees to provide certain services to the franchisee. Generally these services include assistance in site selection, training personnel, design and set-up of retail floor space and an installation center. Revenue (i.e., initial franchise fee) from the sale of an individual franchise is recognized when substantially all services to be provided by the Company have been performed. Monthly royalty fees received from the franchisees are recorded when received.

Impact Of Inflation

      Inflationary factors have not had a significant effect on our operations.

ITEM 7. FINANCIAL STATEMENTS.

      The financial statements for the year ended December 31, 2005 are attached to this Report and appear after the signature page hereto.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this Report.

ITEM 8A. CONTROLS AND PROCEDURES

      a. Evaluation Of Disclosure Controls And Procedures

      The Company's Principal Executive Officer and Principal Accounting Officer, after evaluating the effectiveness of Pickups Plus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report, have concluded that as of such date, Pickups Plus' disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company that is required to be disclosed by Pickups Plus in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting and Financial Officer, to allow timely decisions regarding required disclosure.

      b. Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of Pickups Plus' internal controls during the Company's last fiscal quarter, Pickups Plus' Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to Pickups Plus' internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth certain information regarding the members of our board of directors and its executive officers as of December 31, 2005:

Name                    Age                    Position
----                    ---                    --------
Merritt Jesson          61          President and Director
Robert White            59          Chief Financial Officer and Director
Robert Ellis            59          Director

      Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Our executive officers serve at the pleasure of the Board. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

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

      ROBERT ELLIS has served on our board of directors since September 2, 2003. Mr. Ellis graduated from the University of Illinois with a degree in Accounting and holds a CPA certificate from the State of Illinois. Mr. Ellis has over 35 years of experience in business management and has held the positions of Controller, Chief Financial Officer, Chief Operating Officer, President and Chief Executive Officer for both private and public companies. Mr. Ellis is the President of FutureCom Global, Inc. a Telecommunications company based in Phoenix, Arizona. Prior to that, Mr. Ellis was the Chief Financial Officer of SATX, Inc.

Committees

      There is currently only one committee comprised of member of the Board, the Audit Committee. Mr. Ellis is the Financial Expert on the Audit Committee. The Audit Committee met once during 2005.

Compensation of Directors

      Our current directors do not receive any additional compensation for their services as a director.

Employment Agreements

      We have employment agreements with two employees, Sean Hayes and Mark Belden. Both agreements are one-year agreements with automatic renewals and provide a detailed description of the employees' responsibilities, salary, bonus/commissions, and benefits. Both agreements have strict confidentiality, work product and restrictive covenant provisions in them. The Company may terminate Messrs. Hayes and Belden without cause with 30 day's notice and 90 or 60 day severance payment respectfully. In addition, Mr. Hayes's Agreement has a one-time bonus provision for a change in control event.

Code Of Ethics

      On April 11, 2006, the Company's Board of Directors adopted a written Code of Ethics and Insider Trading Policy (the "Code and Policy") designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code and Policy. A copy of the Code and Policy is being filed as Exhibit 14.1 to this Report.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation that we have paid or accrued on behalf of our executive officers during the fiscal periods ending December 31, 2005, 2004 and 2003.

                                                SUMMARY COMPENSATION TABLE

                                                  Annual Compensation                      Long-Term Compensation
                                             -------------------------------------    ---------------------------------------
                                                                                               Awards               Payouts
                                                                                      ------------------------   ------------
                                                                                      Restricted
                                                                      Other Annual      Stock                      All Other
Name and Principal                           Salary        Bonus      Compensation     Award(s)        LTIP      Compensation
  Position(s)            Year                 ($)           ($)            ($)           (#)       Payouts ($)        ($)
------------------       ----                ------        -----      ------------     --------    -----------   ------------
Merritt Jesson,
  President              2005              $178,000          $ --           $ --            --          $ --           $ --
                         2004               $86,100          $ --           $ --            --          $ --           $ --
                         2003                    $0          $ --           $ --            --          $ --           $ --

Sean Hayes, COO          2005              $113,192          $ --           $ --            --          $ --           $ --
                         2004               $68,000          $ --           $ --            --          $ --           $ --
                         2003               $37,038          $ --           $ --            --          $ --           $ --

Robert White, CFO        2005               $42,000          $ --           $ --            --          $ --           $ --
                         2004               $42,000          $ --           $ --            --          $ --           $ --
                         2003               $41,100          $ --           $ --            --          $ --           $ --

Stock Option Grants in the Past Fiscal Year

      We do not have any long-term compensation plans or stock option plans.

      The following table contains information regarding options granted during the year ended December 31, 2005 to the Company's named executive officer.

                                           OPTION/SAR GRANTS TABLE

                                                     % Total
                                                  Options/SAR's
                                                    Granted to
                           No. of Securities    Employees in year
                               Underlying       ended December 31
                             Options/SAR's             2004          Exercise or Base Price
Name                          Granted (#)              (%)               ($ per Share)           Expiration Date
--------------------       -----------------    ------------------   ----------------------      ---------------
Merritt Jesson                      None               N/A                  N/A                        N/A
President

      The following table contains information regarding options exercised in the year ended December 31, 2005, and the number of shares of common stock underlying options held as of December 31, 2005, by the Company's named executive officer.

                                             AGGREGATED OPTIONS/SAR EXERCISES
                                                  IN LAST FISCAL YEAR AND
                                            FISCAL YEAR END OPTIONS/SAR VALUES

                                                                                                    Value of Unexercised
                                                               Number of Securities Underlying          In-the-Money
                                    Shares                        Unexercised Options/SAR's            Options/SAR's
                                 Acquired on        Value                 at FY-End                      at FY-End
                                   Exercise       Realized                   (#)                            ($)
Name                                 (#)             ($)         Exercisable     Unexercisable   Exercisable   Unexercisable
----------------------           -----------      --------       -----------     -------------   -----------   -------------
Merritt Jesson                        --               --              --                --             --            --
President

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 15, 2006 regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

                                                Number of Shares of Common Stock
                                             Beneficially Owned or Right to Direct      Percent of Common Stock Beneficially
         Name of Beneficial Owner                           Vote (1)                       Owned or Right to Direct Vote
--------------------------------------       -------------------------------------      ------------------------------------
Merritt Jesson                                             5,011,888                                   3.49%
Robert White                                               2,100,000                                   1.46%
Sean Hayes                                                 2,300,000                                   1.60%
PUPS Investment LLC                                       20,151,853                                   14.04%
NeoMedia Technologies, Inc                                28,333,333                                   19.75%
Executive Officers and Directors as a                     13,411,888                                   9.35%
group (3 persons)

---------------------
(1) The number of shares of common stock beneficially owned by each person or entity is determined under the rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power and shares which such person or entity has the right to acquire within 60 days after March 15, 2006. The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such person of beneficial ownership of such shares. The information is based upon information furnished by the persons listed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For all of 2005, the Company rented space for its executive and sales offices from Robert L. White & Associates, Inc., which is wholly-owned by Robert
L. White, who is a Company director and our CFO. The rent is $1,200 per month, on a month-to-month basis.

      The Company intends to indemnify its officers and directors to the full extent permitted by Delaware law. Under Delaware law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board, approval of the stockholder or court approval is required to effectuate indemnification.

ITEM 13. EXHIBITS

      The following documents are filed as part of this Report:

      (a)   Exhibits.

 DESIGNATION OF EXHIBIT AS
  SET FORTH IN ITEM 601 OF
       REGULATION SB                            DESCRIPTION                                     LOCATION
--------------------------    ------------------------------------------------------------   ---------------------------------
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

3.3                           By-Laws of the of the Company                                  Filed  as  Exhibit   3.C  to  the
                                                                                             Registration  Statement  on  Form
                                                                                             10-SB/A     filed     with    the
                                                                                             Commission on July 7, 1999

3.4                           Form  of   certificate   of   Amendment   of  the   Company's  Filed  as  an   exhibit   to  the
                              Certificate  of   Incorporation   filed  with  the  State  of  Company's  Form  8-A  filed  with
                              Delaware                                                       the  Commission  on November  22,
                                                                                             1999

10.1                          Stock Purchase  Agreement by and between  Pickups Plus,  Inc.  Filed  as  an   exhibit   to  the
                              and PUPS Investment, LLC, dated March 14, 2002                 Company's  Form  8-K  filed  with
                                                                                             the Commission on March 22, 2002

10.2                          Conversion  Agreement by and between  Pickups Plus,  Inc. and  Filed  as  an   exhibit   to  the
                              PUPS Investment, LLC, dated March 14, 2002                     Company's  Form  8-K  filed  with
                                                                                             the Commission on March 22, 2002

10.3                          Asset Purchase  Agreement  dated April 30, 2004, by and among  Filed  as  an   exhibit   to  the
                              Pickups Plus, Inc.,  Richard K. Hallberg,  Jr. and automotive  Company's  Form  8-K  filed  with
                              International, Inc.                                            the Commission as of May 20, 2004

14.1                          Code of Ethics                                                 Provided herewith

21.1                          Subsidiaries of the Small Business Issuer                      Provided herewith

31.1                          Section 302 Certification of Chief Executive Officer           Provided Herewith

31.2                          Section 302 Certification of Chief Financial Officer           Provided Herewith

32.1                          Section 906 Certification of Chief Executive Officer           Provided Herewith

32.2                          Section 906 Certification of Chief Financial Officer           Provided Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES:

      Audit Fees: The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB were $82,912 and $61,460, respectively, for 2005 and 2004.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PICK UPS PLUS, INC.

                                           By: /s/ Merritt Jesson
                                               ------------------
                                                Merritt Jesson
                                                Chief Executive Officer
                                                President
Dated: April 11, 2006

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Name                           Title               Date
        ----                           -----               ----

/s/ Merritt Jesson                    Director           April 14, 2006
-----------------------
Merritt Jesson

/s/ Robert Ellis                      Director           April 14, 2006
-----------------------
Robert Ellis

/s/ Robert White                      Director           April 14, 2006
-----------------------
Robert White

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  Page(s)
                                                                                                                  -------
Report of Independent Registered Public Accounting Firm                                                            F - 2

Consolidated Balance Sheets as of December 31, 2005 and 2004                                                       F - 3

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004                               F - 4

Consolidated Statement of Shareholders' Deficit for the Years Ended from December 31, 2005 and 2004                F - 5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004                               F - 6

Notes to Consolidated Financial Statements                                                                         F - 7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Pickups Plus, Inc.
Cincinnati, Ohio

We have audited the accompanying consolidated balance sheets of Pickups Plus, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pickups Plus, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred net losses of $1,881,541 and $1,105,936 for the years ended December 31, 2005 and 2004, respectively, and, as of December 31, 2005, had a working capital deficiency of $3,663,373 and an accumulated deficit of $7,128,175. These conditions and others, (see Note 2) raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in Note 2.


/s/ LAZAR LEVINE & FELIX LLP
----------------------------
LAZAR LEVINE & FELIX LLP

New York, New York
March 10, 2006

                               PICKUPS PLUS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                        - ASSETS -

                                                                                           2005           2004
                                                                                       -----------    -----------
CURRENT ASSETS:
     Cash                                                                              $    75,693    $     4,653
     Accounts  receivable - net of allowance for doubtful accounts of $34,478
       and $32,270 for 2005 and 2004, respectively                                          77,386        112,399
     Inventories                                                                            39,189         62,722
     Prepaid expenses and other current assets                                              19,258         25,171
                                                                                       -----------    -----------
TOTAL CURRENT ASSETS                                                                       211,526        204,945
                                                                                       -----------    -----------

FIXED ASSETS - NET                                                                         134,101        180,416
                                                                                       -----------    -----------
OTHER ASSETS:
     Goodwill                                                                                   --        755,412
     Deposit re: proposed acquisition                                                      306,250             --
     Security deposits and other assets                                                     15,560         15,560
                                                                                       -----------    -----------
                                                                                           321,810        770,972
                                                                                       -----------    -----------


                                                                                       $   667,437    $ 1,156,333
                                                                                       ===========    ===========

                                           - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable and demand loan                                            $ 2,135,000    $ 1,310,000
     Accounts payable - trade creditors                                                    261,479        454,179
     Accrued expenses and other current liabilities                                        131,550         66,221
     Accrued interest                                                                      389,755        147,445
     Payroll taxes payable                                                                 487,779        200,243
     Sales taxes payable                                                                   294,091        319,217
     Loans payable - current                                                               103,759        133,198
     Convertible debentures                                                                 50,000
                                                                                                      -----------
     Capitalized lease payable - current                                                        --         22,804
     Loans payable - officers/directors                                                     21,486         17,000
                                                                                       -----------    -----------
TOTAL CURRENT LIABILITIES                                                                3,874,899      2,670,307
                                                                                       -----------    -----------
NON-CURRENT LIABILITIES:
     Loans payable                                                                          70,490        102,437
     Convertible debentures                                                                     --         50,000
                                                                                       -----------    -----------

                                                                                            70,490        152,437
                                                                                       -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 10,000,000 shares authorized; none issued                   --             --
     Common stock, $.001 par value; 250,000,000 shares authorized, 143,482,281 and
       134,148,948 shares issued for 2005 and 2004, respectively                           143,481        134,148
     Additional paid-in capital                                                          3,706,742      3,446,075
     Accumulated deficit                                                                (7,128,175)    (5,246,634)
                                                                                       -----------    -----------
                                                                                        (3,277,952)    (1,666,411)
                                                                                       -----------    -----------

                                                                                       $   667,437    $ 1,156,333
                                                                                       ===========    ===========

                             See accompanying notes.

                               PICKUPS PLUS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                          2005             2004
                                                     -------------    -------------
REVENUES:
     Retail sales                                    $   1,995,553    $   1,491,619
     Royalties                                              29,834           30,615
                                                     -------------    -------------
                                                         2,025,387        1,522,234
                                                     -------------    -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                         688,782          598,645
     Selling, general and administrative expenses        2,209,972        1,817,169
     Goodwill impairment charge                            755,412               --
     Other (income)                                           (961)         (11,778)
     Settlement of accounts payable and litigation           5,058           31,659
     Interest expense                                      248,665          192,475
                                                     -------------    -------------
                                                         3,906,928        2,628,170
                                                     -------------    -------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES         (1,881,541)      (1,105,936)

     Provision (credit) for income taxes                        --               --
                                                     -------------    -------------

NET LOSS                                             $  (1,881,541)   $  (1,105,936)
                                                     =============    =============


BASIC/DILUTED LOSS PER COMMON SHARE                  $        (.01)   $        (.01)
                                                     =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             142,415,615      105,745,833
                                                     =============    =============

                               PICKUPS PLUS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                            Common Stock         Additional                    Total
                                    -------------------------     Paid-in     Accumulated   Shareholders'
                                      Shares         Amount       Capital       Deficit        Deficit
                                    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2003         86,917,811   $    86,917   $ 2,712,875   $(4,140,698)   $(1,340,906)

Loans payable converted to equity    19,323,002        19,323       310,677            --        330,000

Sale of common shares                 2,500,000         2,500        47,500            --         50,000

Compensatory shares                  20,170,040        20,170       275,499            --        295,669

Shares issued pursuant to
   acquisition                        5,238,095         5,238        99,524            --        104,762

Net loss for the year ended
   December 31, 2004                         --            --            --    (1,105,936)    (1,105,936)
                                    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2004        134,148,948       134,148     3,446,075    (5,246,634)    (1,666,411)

Sale of common shares                 9,333,333         9,333       260,667            --        270,000

Net loss for the year ended
   December 31, 2005                         --            --            --    (1,881,541)    (1,881,541)
                                    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2005        143,482,281   $   143,481   $ 3,706,742   $(7,128,175)   $(3,277,952)
                                    ===========   ===========   ===========   ===========    ===========

                               PICKUPS PLUS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                            2005           2004
                                                                                        -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $(1,881,541)   $(1,105,936)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Goodwill impairment charge                                                           755,412             --
       Depreciation and amortization                                                         48,210         45,592
       Bad debt provision                                                                     2,208         26,340
       Loss on disposal of fixed assets                                                         813         14,364
       Compensatory shares                                                                       --        295,669
    Changes in assets and liabilities:
       decrease (increase) in accounts receivable                                            32,805       (121,458)
       Decrease in inventory                                                                 23,533          4,193
       Decrease (increase) in prepaid expenses and other assets                               5,913         (8,671)
       Increase in accounts payable and accrued expenses                                     92,135        313,061
       Increase in payroll taxes and sales taxes payable                                    262,410        168,807
                                                                                        -----------    -----------
         Net cash (utilized) by operating activities                                       (658,102)      (368,039)
                                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                     (2,708)      (123,277)
    Cash payment re: acquisition                                                                 --       (600,000)
    Costs associated with acquisition                                                            --        (50,650)
    Deposit on proposed acquisition                                                        (306,250)            --
                                                                                        -----------    -----------
         Net cash (utilized) by investing activities                                       (308,958)      (773,927)
                                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from credit line and demand loan                                           825,000      1,095,000
    Proceeds from long-term debt                                                                 --         27,554
    Principal payments of long-term debt                                                    (61,386)            --
    Loans advanced from (repaid to) director/officer                                          4,486        (29,800)
    Net proceeds from issuance of common stock                                              270,000         50,000
                                                                                        -----------    -----------
         Net cash provided by financing activities                                        1,038,100      1,142,754
                                                                                        -----------    -----------

NET INCREASE IN CASH EQUIVALENTS                                                             71,040            788
    Cash and cash equivalents, beginning of year                                              4,653          3,865
                                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $    75,693    $     4,653
                                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the year:
         Interest                                                                       $    10,276    $    45,030
         Taxes                                                                                   --             --

During 2004, the Company issued (a) 19,323,002 shares of common stock upon conversion of loans aggregating $330,000 (b) 20,170,040 shares in lieu of compensation aggregating $295,669 and (c) 5,238,095 shares in connection with the acquisition.

                               PICKUPS PLUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - DESCRIPTION OF COMPANY:

      Pickups Plus, Inc., the Company, was incorporated in Delaware in 1993, is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have five operating franchised stores that are located in Texas, Ohio, Kentucky and Illinois. Additionally, as of December 31, 2005, there were two Company-owned stores located in the Cincinnati, Ohio area.

      In April 2004 the Company acquired Auto Preservation, Inc., which operates as a wholly owned subsidiary. Auto Preservation has two operating centers in the Cincinnati market providing automotive dealerships in this market a single source solution for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories and detail and reconditioning sales and services. Additionally, the Company began to offer exclusive licenses for individual territories for the ValuGard name and product outside greater Cincinnati.

NOTE 2 - GOING CONCERN UNCERTAINTY:

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the company as a going concern. However, the Company realized a net loss of $1,881,541 for the year ended December 31, 2005, and also sustained substantial operating losses in 2004, 2003 and 2002 of $1,105,936, $878,333, and $429,821,
      respectively. In addition, the Company has used significant amounts of working capital in its operations and, as of December 31, 2005, current liabilities exceed current assets by $3,663,373 and total liabilities exceed total assets by $3,277,952. The Company is also delinquent in paying certain of its debts (see Note 12).

      As of December 31, 2005, sales tax collected from customers and unpaid aggregated $294,091. The Company has accrued $27,487 in interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds.

      During 2004, the Company became delinquent in remitting payroll taxes in the amount of $487,799 to the appropriate authorities. The Company has accrued $63,277 in interest and penalties for the past due liabilities.

      In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

      On February 25, 2005, the Company sold 8,333,333 shares of the Company's Common Stock to NeoMedia for $250,000. The stock was sold as restricted stock under Rule 144.

      On February 25, 2005, the Company sold 1,000,000 shares of the Company's common stock to an individual investor for $20,000.

      On June 7, 2005, the Company executed a secured promissory note with Cornell in the principal amount of $225,000 with a due date of 180 days after the date of execution. As part of this agreement the Company issued to Cornell 2,500,000 warrants to purchase shares of common stock at an exercise price of $0.010 per share.

      On August 4, 2005, the Company executed a secured promissory note with Cornell in the principal amount of $600,000 with a due date of 180 days after the date of execution. As part of this agreement the Company issued to Cornell 12,000,000 warrants to purchase shares of common stock at an exercise price of $0.010 per share.

      Management believes that it is dependent on the ability to continue to meet the financing requirements of the company by securing similar financing transactions to the above in order to provide the Company with its immediate financial requirements to enable it to continue as a going concern.

                               PICKUPS PLUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies, which are considered particularly significant.

(a)   Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Auto Preservation, Inc. All intercompany accounts and transactions are eliminated in consolidation.

(b)   Use of Estimates:

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

(c)   Statements of Cash Flows:

      For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(d)   Fair Value:

      The carrying amounts reported in the accompanying consolidated financial statements for accounts receivables, accounts payable, sales taxes payable, payroll taxes payable and accrued expenses approximate their fair value due to the short-term nature of these financial instruments. The carrying amount of line of credit payable and other borrowings approximate their fair value as their interest rates approximate market interest rates.

(e)   Inventories:

      Inventories, which consist solely of goods held for resale, are stated at the lower of cost (first-in, first-out method) or market. Market is considered as net realizable value.

(f)   Fixed Assets:

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

(g)   Goodwill:

      Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is no longer amortized but is reviewed annually or more frequently if impairment indicators arose. Potential impairment is indicated when the carrying value of the reporting unit, including goodwill, exceeds its fair value. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of the underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill. Impairment loss is recognized for any excess of the carrying value of the reporting unit's goodwill over the implied fair value. The annual evaluation performed during the fourth quarter of 2005 resulted in a non-cash impairment charge for goodwill of $755,412 related to the reporting unit.

                               PICKUPS PLUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(h)   Revenue Recognition:

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

(i)   Advertising and Promotion Costs:

      Advertising and promotion costs are expensed as incurred. For the years ended December 31, 2005 and 2004, such costs aggregated $22,211 and $15,331, respectively.

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

(k)   Earnings (Loss) Per Share:

      Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common share outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

      Diluted loss per share for 2005 and 2004 is the same as basic loss per share as the effect of the convertible debentures and outstanding warrants on such calculation, would have been anti-dilutive. In 2005 and 2004, a total of 15,029,000 potential dilutive shares were excluded in the calculation of diluted earnings per share as their impact was anti-dilutive.

                               PICKUPS PLUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(l)   Recent Accounting Pronouncements Affecting the Company:

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

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (which are small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of the adoption of this Statement.

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006.

NOTE 4 - ACQUISITION:

      On April 30, 2004 the Company completed the acquisition of all of the outstanding capital stock of Auto Preservation, Inc. a subsidiary of Automotive International, Inc. The purchase price aggregated $704,762 of which $600,000 was paid in cash and the balance was satisfied through the issuance of 5,238,095 shares on Company stock valued at $104,762. The funds to complete the acquisition were received from the proceeds of a $670,000 promissory note payable to Cornell Capital Partners, LP. The transaction has been valued at $780,912 including transaction costs of $50,650.

      The acquisition was accounted for as a purchase business combination as defined by SFAS No. 141, "Business Combinations". The purchase price was allocated as follows:

              Fixed assets - shop equipment and vehicles          $     54,021
              Goodwill                                                 755,412
              Notes payable on vehicles                                (28,521)
                                                                  ------------
                                                                  $    780,912
                                                                  ============

                               PICKUPS PLUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 4 - ACQUISITION (Continued):

      The Company's statements of operations do not include the revenues and expenses of Auto Preservation until May 1, 2004. The following unaudited pro forma results were developed assuming the acquisition had occurred on January 1, 2004, the beginning of the earliest period presented.

                                                              Pro Forma For the
                                                                 Year Ended
                                                              December 31, 2004
                                                              -----------------
              Net sales                                      $     1,961,495
              Net loss                                            (1,006,129)
              Loss per share                                 $           .01

NOTE 5 - FIXED ASSETS:

      Fixed assets is comprised of the following:

                                                            2005        2004
                                                          --------   --------
        Furniture and fixtures                            $ 38,010   $ 35,614
        Machinery and equipment                              9,406      9,406
        Transportation equipment                           178,560    179,560
        Capitalized leases                                  13,870     13,870
                                                          --------   --------
                                                           239,846    238,450
        Less: accumulated depreciation and amortization    105,745     58,034
                                                          --------   --------
                                                          $134,101   $180,416
                                                          ========   ========

      Depreciation and amortization expense aggregated $48,210 and $45,592 for 2005 and 2004, respectively.

NOTE 6 - LOANS PAYABLE:

(a)   Line of Credit:

      On June 25, 2003, the Company entered into an equity line of credit with one investor. Pursuant to the agreement, the Company could borrow funds up to an amount of $2,000,000. Repayment of borrowed amounts is effected by the transfer of previously escrowed shares of the Company's common stock, to the investor, who may sell such shares at their discretion. The equity line of credit expires automatically after 24 months of becoming effective. As such, the funds borrowed pursuant to the line are now reflected as demand notes in the table below.

        Cornell Capital  Promissory note dated September 30, 2003, annual interest
        rate of 12%, Matured in January of 2004                                      $  290,000   $  290,000
        Cornell Capital  Promissory note dated November 10, 2003,  annual interest
        rate of 12%, Matured in February of 2004                                        100,000      100,000
        Cornell  Capital  Promissory  note dated April 22, 2004,  annual  interest
        rate of 14%, Matured in August of 2004                                          670,000      670,000
        Cornell Capital  Promissory  note dated October 15, 2004,  annual interest
        rate of 12%, Matured in February of 2005                                        250,000      250,000
        Cornell Capital  Promissory note dated June 7, 2005,  annual interest rate
        of 12%, Matured in December of 2005                                             225,000           --
        Cornell  Capital  Promissory  note dated August 4, 2005,  annual  interest
        rate of 12%, Matured in January of 2006                                         600,000           --
                                                                                     ----------   ----------
                                                                                     $2,135,000   $1,310,000
                                                                                     ==========   ==========

      Interest accrued and unpaid for the above loans aggregated $362,564 and $147,445 as of December 31, 2005 and 2004 respectively.

                               PICKUPS PLUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 6 - LOANS PAYABLE (Continued):

(b)   Loans Payable

      Loans payable as of December 31, 2005 and 2004 consists of the following:

                                                                                             2005       2004
                                                                                           --------   --------
        Small  business  loan;  quarterly  payments of $5,000,  annual  interest rate of
          10.25%, matured in August 2005                                                   $ 24,676   $ 40,615
        Equipment loans payable - non interest bearing                                      108,340    139,287
        Note payable re: Area Development Franchise Agreement                                25,000     25,000
        Loans payable - other, non interest bearing                                          16,233     30,733
                                                                                           --------   --------
                                                                                            174,249    235,635
        Less: current maturities                                                            103,759    133,198
                                                                                           --------   --------
                                                                                           $ 70,490   $102,437
                                                                                           ========   ========

      Aggregate maturities of long-term debt for the next four years are $103,759, $38,027, $18,555, and $13,908.

(c)   Capitalized Lease Obligations:

      The Company is the lessee of telephone and computer equipment under various leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are depreciated over their estimated useful lives. Depreciation of assets under capitalized leases, included in depreciation expense for the years ended December 31, 2005 and 2004, aggregated $4,280 and $4,280, respectively. As of December 31, 2005, there were no outstanding balances due under the capitalized leases.

      The interest rates on the capitalized leases were based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

NOTE 7 - RELATED PARTY TRANSACTIONS:

      As of December 31, 2005, the Company was indebted to one shareholder/director of the Company in the amount of $21,486. As of December 31, 2004, the Company was indebted to one shareholder/director of the Company in the amount of $17,000. These advances are non-interest bearing and are payable on demand. In addition, the Company rents space on a month-to-month basis for $1,200 per month from a wholly owned company of its CFO, shareholder and director.

NOTE 8 - CONVERTIBLE DEBENTURES:

      On March 29, 2001, the Company sold an aggregate of $500,000 in principal amount of 5% convertible debentures (the "Debentures"). The Debentures are due in 2006 with interest being computed on the basis of a 365-day year. The Debentures are convertible at a conversion price equal to either (a) $0.50 per share or (b) an amount equal to 80% of the lowest five closing bid prices of the Company's common stock for the 20 trading days immediately preceding the conversion date. As of December 31, 2005 there remained $50,000 in unconverted debentures.

NOTE 9 - CAPITAL STOCK AND EQUIVALENTS:

      In September 1998, the Company's directors authorized an increase in the number of authorized shares of common stock from one share to fifty million shares at $0.001 par value per share and ten million shares of preferred stock at $1.00 par value per share. They also authorized a forward stock split of 6,100,000 to 1. In March 2002, the directors authorized an additional increase of common stock to 100,000,000 shares. On June 23, 2003, a majority of the Company's shareholders authorized a further increase in the Company's authorized common stock from 100,000,000 to 250,000,000 shares.

                               PICKUPS PLUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 9 - CAPITAL STOCK AND EQUIVALENTS (Continued):

      During 2004, the Company issued (a) 19,323,002 shares of common stock upon conversion of loans aggregating $330,000 (b) 20,170,040 shares in lieu of compensation aggregating $295,669 and (c) 5,238,095 shares in connection with the acquisition (see Note 4). In addition, the Company sold 2,500,000 shares to one individual for $50,000 in cash proceeds.

      During 2005, the Company issued 9,333,333 shares of common stock for $270,000 in cash.

NOTE 10 - INCOME TAXES:

                                                   2005           2004
                                               -----------    -----------
        Deferred tax assets and liabilities:
        Net operating loss carry forwards      $ 1,524,000    $ 1,149,000
        Provision for doubtful accounts             11,700         10,970
        Goodwill impairment charge                 254,000             --
        Amortization of goodwill                   (28,500)       (11,400)
                                               -----------    -----------
                                                 1,761,200      1,148,570
        Less: valuation allowance               (1,761,200)    (1,148,570)
                                               -----------    -----------
        Net deferred income tax asset                   --             --
                                               ===========    ===========

      For the years ended December 31, 2005 and 2004 the income tax benefit difference from the amount computed by applying a federal tax rate of 34% and a state rate of 8.7% is as follows:

                                               2005          2004
                                             ---------    ---------
        Benefit at federal statutory rate    $ 585,540    $ 301,092
        State income taxes, net of federal      27,090       77,044
        Change in valuation allowance         (612,630)    (378,136)
                                             ---------    ---------
        Provision for income taxes           $       0    $       0
                                             =========    =========

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

      (a)   Leases:

      The Company presently occupies space which is leased on a month-to-month basis for aggregate rent of $6,100 per month. Rent expense for the 2005 and 2004 years aggregated $113,063 and $100,268, respectively..

      (b)   Major Suppliers:

      The Company purchases its inventory primarily from two major suppliers. Purchases for the years ended December 31, 2005 and 2004 aggregated $675,161 and $541,433, respectively and accounts payable to these two vendors at December 31, 2005 and 2004 was $80,678 and $108,448,
      respectively.

      (c)   Other:

      On September 30, 2002, the Company entered into an Area Development Franchise Agreement with two shareholders of the Company, and received a promissory note as payment for the $45,000 fee. On October 21, 2002, the Company received $25,000 of this fee. In December 2003, the Company reached an agreement with the franchisee/shareholders to rescind this agreement and to repay the $25,000 received to date in connection with the agreement. As of December 31, 2005, the Company had not paid the $25,000

                               PICKUPS PLUS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - LEGAL PROCEEDINGS:

      On September 6, 2002, a franchisee of the Company filed a complaint in the Alameda County Superior Court and a First Amended Complaint on October 8, 2002 alleging violations of the California Franchise Investment Law. The Lawsuit has been settled with Pickups Plus paying claims in the amount of $35,000; with $10,000 paid in 2004 and $20,000 paid in 2005. The remaining balance of $5,000 is still owed at this time. The franchise in California has been terminated.

      On March 15, 2002, an action was filed against the Company in the Delaware Circuit Court No. 4, Muncie, Indiana, by the sellers of the Company's store at that location. The plaintiffs entered into an agreement to sell certain assets to the Company and are seeking to have such agreement enforced in certain respects. The lawsuit was settled out of court on August 3, 2004, with Pickups Plus agreeing to pay $45,445 plus interest over a two-year period. The balance still remaining at December 31, 2005 was $24,676 which is past due.

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

NOTE 13 - POTENTIAL ACQUISITION:

      The Company has entered into a Stock Purchase Agreement, with Automotive International, Inc., from whom it purchased Auto Preservation, Inc. in April 2004, for the option to purchase all of the outstanding shares of this entity for an aggregate purchase price of $4,300,000. This option may be exercised after 24 months of the closing of the acquisition of Auto Preservation, Inc.

      The Company has a verbal agreement to purchase all of the assets of Cat Cay Yachts, Inc. currently being transferred to Maritime Manufacturing, Inc., totaling approximately $2,900,000 in exchange for $300,000 in cash, a note payable for $75,000, and 12,000,000 shares of the Company's common stock valued at $0.21 per share. The Company has made the initial deposit of $306,250 and is awaiting final purchase contracts and an independent appraisal of the assets to be acquired.

NOTE 13 - SUBSEQUENT EVENTS:

      On February 17, 2006, certain promissory notes (the "Assigned Notes") that the Company had previously issued to Cornell Capital Partners, LP were assigned to NeoMedia Technologies, Inc. The Assigned Notes were all past due and therefore in default at the time of the assignment and continue to be in default as of the date of this Report. In February 2006, NeoMedia also purchased 20,000,000 shares of the Company's common stock from Cornell, bringing its total ownership to 28,333,333 shares of common stock. NeoMedia is the Company's master distributor for China, and Pickups Plus is a distributor for NeoMedia in the United States. According to the Company's records, the total principal currently owed under the Assigned Notes is $1,365,000, and the total accrued and unpaid interest there under at December 31, 2005 was $$147,050.