Form 10QSB
period 2006-03-31
PICK UPS PLUS INC
filed 2006-05-22
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 000-28255

                               PICK-UPS PLUS, INC.

        (Exact name of small business issuer as specified in its charter)



                      Delaware                        31-1438392
        -------------------------------------------------------------
           (State or other jurisdiction             (IRS Employer
        of incorporation or organization)         Identification No.)


                 1000 Ohio Pike, Suite 5A, Cincinnati, OH 45245
                    (Address of principal executive offices)

                                 (513) 943-4100
                          (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 158,774,169 shares of the registrant's common stock outstanding as of May 10, 2006.

Transitional Small Business Disclosure Format Yes No X

                               PICK-UPS PLUS, INC.

                                    - INDEX -


                                                                                                                Page(s)
                                                                                                                -------

PART I: FINANCIAL INFORMATION:

Item 1 - Financial Statements
       Condensed Consolidated Balance Sheets - March 31, 2006 (unaudited) and December 31, 2005                    3
       Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2006
        and 2005 (unaudited)                                                                                       4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and
        2005 (unaudited)                                                                                           5

       Notes to Interim Condensed Consolidated Financial Statements   (unaudited)                                6 - 7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                          8 - 12


Item 3 - Controls and Procedures                                                                                    12

PART II: OTHER INFORMATION                                                                                          14

Item 1 - Legal Proceedings                                                                                          14

Item 2 - Changes in Securities and Use of Proceeds                                                                  14

Item 3 - Defaults Upon Senior Securities                                                                            14

Item 4 - Submission of Matter To a Vote of Security Holders                                                         14

Item 5 - Other Information                                                                                          14

Item 6 - Exhibits                                                                                                   14

SIGNATURES                                                                                                          15

EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               PICK-UPS PLUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -


                                                                                         MARCH 31,      December 31,
                                                                                           2006             2005
                                                                                        (UNAUDITED)
                                                                                        -----------     ------------
CURRENT ASSETS:
     Cash                                                                               $    10,521     $    75,693
     Accounts  receivable - net of allowance for doubtful accounts of $34,478
       for both 2006 and 2005, respectively                                                  96,362          77,386
     Inventories                                                                             30,676          39,189
     Prepaid expenses and other current assets                                                8,558          19,258
                                                                                        -----------     -----------
TOTAL CURRENT ASSETS                                                                        146,117         211,526
                                                                                        -----------     -----------

FIXED ASSETS - NET                                                                          123,324         134,101
                                                                                        -----------     -----------
OTHER ASSETS:
     Deposit re: proposed acquisition                                                       306,250         306,250
     Security deposits and other assets                                                      17,810          15,560
                                                                                        -----------     -----------
                                                                                            324,060         321,810
                                                                                        -----------     -----------


                                                                                        $   593,501     $   667,437
                                                                                        ===========     ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable and demand loan                                             $ 2,135,000     $ 2,135,000
     Accounts payable - trade creditors                                                     389,734         261,479
     Accrued expenses and other current liabilities                                         126,268         131,550
     Accrued interest                                                                       462,066         389,755
     Payroll taxes payable                                                                  543,395         487,779
     Sales taxes payable                                                                    304,426         294,091
     Loans payable - current                                                                118,759         103,759
     Convertible debentures                                                                  50,000          50,000
     Capitalized lease payable - current                                                         --              --
     Loans payable - officers/directors                                                      32,486          21,486
                                                                                        -----------     -----------
TOTAL CURRENT LIABILITIES                                                                 4,162,134       3,874,899
                                                                                        -----------     -----------
NON-CURRENT LIABILITIES:
     Loans payable
                                                                                             60,600          70,490
                                                                                        -----------     -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 10,000,000 shares authorized; none issued                    --              --
     Common stock, $.001 par value; 250,000,000 shares authorized, 158,774,169 and
       143,482,281 shares issued for 2006 and 2005, respectively                            158,774         143,481
     Additional paid-in capital                                                           3,752,617       3,706,742
     Accumulated deficit                                                                 (7,540,624)     (7,128,175)
                                                                                        -----------     -----------
                                                                                         (3,629,233)     (3,277,952)
                                                                                        -----------     -----------

                                                                                        $   593,501     $   667,437
                                                                                        ===========     ===========

See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the Three Months
                                                              Ended March 31,
                                                          2006              2005
                                                     -------------     -------------
REVENUES:
     Product & services sales                        $     370,857     $     409,317
     Royalties                                              10,064             6,348
                                                     -------------     -------------
                                                           380,921           415,665
                                                     -------------     -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                         128,648           116,538
     Selling, general and administrative expenses          595,981           544,618
     Other expense (income)                                  2,293            (3,000)
     Interest expense                                       66,448            41,824
                                                     -------------     -------------
                                                           793,370           699,980
                                                     -------------     -------------

LOSS BEFORE INCOME TAXES                                  (412,449)         (284,315)

     Income taxes                                               --                --
                                                     -------------     -------------

NET LOSS                                             $    (412,449)    $    (284,315)
                                                     =============     =============


BASIC/DILUTED LOSS PER COMMON SHARE                  $        (.00)    $        (.00)
                                                     =============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             148,980,488       139,156,355
                                                     =============     =============

See accompanying notes.

                               PICK-UPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                              2006          2005
                                                                                           ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                               $(412,449)    $(284,315)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                                          11,999         9,521
       Bad debt provision                                                                         --            --
       Stock issued for services rendered                                                     61,168            --
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                                     (18,976)      (13,688)
       Decrease in inventory                                                                   8,513         3,329
       Decrease in prepaid expenses and other assets                                           8,450        16,119
       Increase (decrease) in accounts payable and accrued expenses                          195,284      (114,374)
       Increase in payroll taxes and sales taxes payable                                      65,951       126,915
                                                                                           ---------     ---------
         NET CASH (UTILIZED) BY OPERATING ACTIVITIES                                         (80,060)     (256,493)
                                                                                           ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                   (1,222)           --
                                                                                           ---------     ---------
         NET CASH (UTILIZED) BY INVESTING ACTIVITIES                                          (1,222)           --
                                                                                           ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                               15,000            --
    Principal payments of long-term debt                                                      (9,890)       (7,401)
    Proceeds from officer's Loan                                                              11,000         6,000
    Net proceeds from issuance of common stock                                                    --       270,000
                                                                                           ---------     ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                            16,110       268,599
                                                                                           ---------     ---------

NET (DECREASE) INCREASE  IN CASH EQUIVALENTS                                                 (65,172)       12,106
    Cash and cash equivalents, beginning of year                                              75,693         4,653
                                                                                           ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $  10,521     $  16,759
                                                                                           =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the period:
         Interest                                                                          $   1,449     $   2,524
         Taxes                                                                                    --            --

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES:
During the period ended March 31, 2006 the Company issued 15,291,888 shares of common stock for services rendered by certain shareholders/officers of the Company

See accompanying notes.

                               PICK-UPS PLUS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Pickups Plus, Inc., the Company, was incorporated in Delaware in 1993 and is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have five operating franchised stores that are located in Texas, Ohio, Kentucky and Illinois. Additionally, as of March 31, 2006, there were two Company-owned stores located in the Cincinnati, Ohio area.

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

NOTE 2 - BASIS OF PRESENTATION:

The condensed consolidated financial statements include the financial statements of Pickups Plus, Inc. and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2005.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of March 31, 2006, the results of operations for the three-month periods ended March 31, 2006 and 2005, and cash flows for the three-month periods ended March 31, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company realized a net loss of $412,449 for the quarter ended March 31, 2006, and also sustained substantial operating losses in 2005, 2004, 2003 and 2002 of $1,881,541, $1,105,936, $878,333, and $429,821, respectively. In addition, the
Company has used significant amounts of working capital in its operations and, as of March 31, 2005, current liabilities exceed current assets by $4,016,017 and total liabilities exceed total assets by $3,629,233. The Company is also delinquent in paying certain of its debts.

As of March 31, 2006, sales tax collected from customers and unpaid aggregated $304,426. The Company has accrued $27,487 in interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds.

The Company is also delinquent in remitting payroll taxes and as of March 31, 2006, $543,395 is owed to the appropriate authorities. The Company has accrued $70,888 in interest and penalties for the past due liabilities.

In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company is actively pursuing additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                               PICK-UPS PLUS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE 4 - POTENTIAL ACQUISITION:

The Company has entered into a Stock Purchase Agreement dated April 30 2004, with Automotive International, Inc.("AI"), from whom it purchased Auto Preservation, Inc. in April 2004, for the option to purchase all of the outstanding shares of AI for an aggregate purchase price of $4,300,000. This option may be exercised after 24 months of the closing of the acquisition of Auto Preservation, Inc.

The Company has a verbal agreement to purchase all of the assets of Cat Cay Yachts, Inc. currently being transferred to Maritime Manufacturing, Inc., totaling approximately $2,900,000 in exchange for $300,000 in cash, a note payable for $75,000, and 12,000,000 shares of the Company's common stock valued at $0.21 per share. The Company has made an initial deposit of $306,250 and is awaiting final purchase contracts and an independent appraisal of the assets to be acquired.

NOTE 5 - OTHER EVENTS:

On February 17, 2006, certain promissory notes totaling $1,365,000 (the "Assigned Notes") that the Company had previously issued to Cornell Capital Partners, LP were assigned to NeoMedia Technologies, Inc. The Assigned Notes were all past due and therefore in default at the time of the assignment and continue to be in default as of the date of this Report. In February 2006, NeoMedia also purchased 20,000,000 shares of the Company's common stock from Cornell, bringing its total ownership to 28,333,333 shares of common stock. NeoMedia is the Company's master distributor for China, and Pickups Plus is a distributor for NeoMedia in the United States. According to the Company's records, the total principal currently owed under the Assigned Notes is $1,365,000, and the total accrued and unpaid interest there under at March 31, 2006 was $188,000.


NOTE 6 - SHAREHOLDERS EQUITY TRANSACTIONS:

During the first quarter of 2006, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. The Company issued 500,000 shares of restricted stock to John Fitzgerald in exchange for $2,000 due him for professional services rendered. The Company issued 14,791,888 shares of restricted stock to certain members of management, including Merritt Jesson, Bob White and Sean Hayes in exchange for $59,168 due them for professional services rendered. We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

These issuances of nonvested shares were accounted as per provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), adopted by the Company effective January 1, 2006. FAS 123(R ) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

The Company had no other nonvested shares issued and outstanding during 2006. These shares vested on the date of the grant and the fair value of these shares totaling $61,168 has been charged to the Statement of Operations for the three months ended March 31, 2006 and is included in the "selling, general and administrative expenses" line item.

NOTE 7 - SUBSEQUENT EVENTS:

On April 11, 2006, subsequent to the balance sheet date, the Company announced that it had signed an agreement with The BMW Store of Cincinnati to provide turnkey vehicle preparation services to one of the busiest BMW dealerships in the United States. Under the one-year agreement, the Company's Auto Preservation subsidiary will provide total appearance management for every new and used BMW that is sold by the dealership. The company will clean and maintain the automobile, prepare the automobile for sale and give the automobile its final detailing before delivery to the end client. Based on the first month billings, the contract could represent as much as $400,000 or a 30% increase to AP's total yearly revenues.

On April 25, 2006, subsequent to the balance sheet date, the Company announced it added two more ValuGard Authorized Processing Centers. The new centers are Line X of N. Illinois, located in Palatine, Illinois and Line-X of Connecticut, in Waterbury, Connecticut. Both stores have completed our "Prep-Excellence Training" and are ready to service the aftermarket accessory and environmental protection market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pickups Plus, Inc., the Company, was incorporated in Delaware in 1993 and is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have five operating franchised stores and two Company-owned stores located. The Company also operates a wholly owned subsidiary Auto Preservation, Inc., which has two operating centers in the Cincinnati market providing automotive dealerships in this market a single source solution for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories and detail and reconditioning sales and services. Additionally, the Company began to offer exclusive licenses for individual territories for the ValuGard name and product outside greater Cincinnati

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of March 31, 2006 and December 31, 2005; (ii) Condensed Statements of Operations for the three month periods ended March 31, 2006 and 2005 and (iii) Condensed Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005.

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

The Company's critical accounting policies have not changed from those listed in its year end 10KSB filing.

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

The Company has adopted FAS 154: Accouning Changes and Error Corrections, a replacement of APD Opinion No. 20 and FASB Statement No. 3 and FAS No. 123 (revised 2004), "Share Based Payment" effective January 1, 2006. The financial position and the results as of and for the three months ended were not affected by these pronouncements.

OTHER ACCOUNTING PRINCIPLES

The Company's critical accounting policies have not changed from those listed in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with SEC.

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

Revenue for the three-month period ended March 31, 2006 was $380,921, which represented a $34,744 or 8.4%, decrease from $415,665 for the three-month period ended March 31, 2005. The decrease was primarily the result of reduced sales from the same store sales from the Company's Auto Preservation operation.

Cost of sales increased by $12,110 in the three-month period ended March 31, 2006 compared to the comparable period in 2005. Cost of sales as a percentage of retail sales increased to 33.8% for the three-month period ended March 31, 2006 compared to 28.5% in the comparable period in 2005. This was the result of reduced sales generated in Auto Preservation, Inc., which has a significantly lower cost of product per sales dollar.

Selling, general and administrative expenses increased $51,363 in the three-month period ended March 31, 2005 compared to the comparable period in 2005. This primarily was attributable to increases in professional services costs. Selling, general and administrative expenses were $595,981 for the three-month period ended March 31, 2006 as compared to $544,618 for the comparable period in 2005.

Interest expense was $66,448 for the three-month period ended March 31, 2006 as compared to $41,824 in the comparable period in 2005. This increase of $24,624 was the result of financing the Company's operations while at the same time management continues its attempts to grow the business toward profitability.

Net loss for the three-month period ended March 31, 2006 was $412,449, which represented an increased loss of $128,134 or 45% from the net loss of $284,315 for the comparable period in 2005. This increase resulted primarily from the cost of financing and the additional professional services and similar costs associated with pursuing additional growth capital.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006 and December 31, 2005, the Company's current liabilities exceeded current assets by $4,016,017 and $3,663,373 respectively. During the three-month period ended March 31, 2005 the Company secured new financing in the amount of $270,000. We may not be able to raise additional equity on terms favorable to the Company, if at all.

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

The Company's independent auditors included an explanatory paragraph in their 2005 year-end report stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements.

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

THE COMPANY HAS HAD LOSSES AND SUCH LOSSES MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT ITS ABILITY TO ACHIEVE ITS BUSINESS OBJECTIVE.

Net loss for the three-month period ended March 31, 2006 was $412,449, which represented an increase of $128,134 or 45% from the net loss of $284,315 for the comparable period in 2005. There can be no assurance that the Company will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether the Company will be able to continue to expand its revenues, gross profit and operating margins.

THE FINANCIAL STATEMENTS INCLUDE A CONCERN RAISED BY THE COMPANY'S INDEPENDENT AUDITORS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

The Company's independent auditors raised a concern in their year-end report on the Company's financial statements for fiscal 2005 about its ability to continue as a going concern. The Company's auditors have stated that due to the Company's lack of profitability, there is "substantial doubt" about its ability to continue as a going concern. The Company's auditors view about the Company's ability to continue as a going concern may limit its ability to access certain types of financing, or may prevent it from obtaining financing on acceptable terms.

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

The Company is currently working on updating its disclosure documents but currently and for most of 2004 and 2005 it could not sell new franchises.

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

As of March 31, 2006, sales tax collected from customers and unpaid aggregated $304,426. The Company has accrued $27,487 of interest and penalty costs associated with this liability, which might cause the Company to be unable to continue operations. As a result of the foregoing, the State of Ohio could take action against the Company, including the levying of civil and/or criminal penalties and fines.

The Company is also delinquent in remitting payroll taxes and as of March 31, 2006 $543,395 is owed to the appropriate authorities. The Company has accrued $70,888 in interest and penalties for the past due liabilities. As a result of the foregoing, the Internal Revenue Services could take action against the Company, including the levying of civil and/or criminal penalties and fines.

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


SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET

As of May 10, 2006, the Company had 158,774,169 shares of its common stock issued and outstanding of which the Company believes 62,723,211 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.


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


ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2006, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. The Company issued 500,000 shares of restricted stock to John Fitzgerald in exchange for $2,000 due him for professional services rendered. The Company issued 14,791,888 shares of restricted stock to certain members of management, including Merritt Jesson, Bob White and Sean Hayes in exchange for $59,168 due them for professional services rendered. We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated: May 22, 2006