Form 10QSB
period 2006-06-30
PICK UPS PLUS INC
filed 2006-08-21
CIK 1074961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

      (_)   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission File Number 000-28255

                               PICKUPS PLUS, INC.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 158,774,169 shares of the registrant's common stock outstanding as of August 10, 2006.

Transitional Small Business Disclosure Format Yes No X

                               PICKUPS PLUS, INC.

                                    - INDEX -

                                          Page(s)

PART I:  FINANCIAL INFORMATION:

Item 1 - Financial Statements
           Condensed Consolidated Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005         3
           Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2006
              and 2005 (unaudited)                                                                         4

           Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and
              2005 (unaudited)                                                                             5

           Notes to Interim Condensed Consolidated Financial Statements   (unaudited)                    6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                              8 - 12

Item 3 - Controls and Procedures                                                                           12

PART II:  OTHER INFORMATION                                                                                14

Item 1 - Legal Proceedings                                                                                 14

Item 2 - Changes in Securities and Use of Proceeds                                                         14

Item 3 - Defaults Upon Senior Securities                                                                   14

Item 4 - Submission of Matter To a Vote of Security Holders                                                14

Item 5 - Other Information                                                                                 14

Item 6 - Exhibits                                                                                          14

SIGNATURES                                                                                                 15

EXHIBITS

                          PART I. Financial Information

ITEM 1. Financial Statements

                               PICKUPS PLUS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -
                                                                                            June 30,            December 31,
                                                                                              2006                 2005
                                                                                           (unaudited)
                                                                                            -----------         -----------
CURRENT ASSETS:
     Cash                                                                                   $     2,150         $    75,693
     Accounts  receivable - net of allowance for doubtful accounts of $34,478
       for both 2006 and 2005, respectively                                                     152,116              77,386
     Inventories                                                                                 24,546              39,189
     Prepaid expenses and other current assets                                                   28,778              19,258
                                                                                            -----------         -----------
TOTAL CURRENT ASSETS                                                                            207,589             211,526
                                                                                            -----------         -----------

FIXED ASSETS - NET                                                                              117,010             134,101
                                                                                            -----------         -----------
OTHER ASSETS:
     Deposit re: proposed acquisition                                                           306,250             306,250
     Security deposits and other assets                                                          19,651              15,560
                                                                                            -----------         -----------
                                                                                                325,901             321,810
                                                                                            -----------         -----------

                                                                                            $   650,500         $   667,437
                                                                                            ===========         ===========

                                           - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Line of credit payable and demand loan                                                 $ 2,135,000         $ 2,135,000
     Accounts payable - trade creditors                                                         497,908             261,479
     Accrued expenses and other current liabilities                                             179,346             131,550
     Accrued interest                                                                           541,131             389,755
     Payroll taxes payable                                                                      634,719             487,779
     Sales taxes payable                                                                        311,028             294,091
     Loans payable - current                                                                    176,620             103,759
     Convertible debentures                                                                      50,000              50,000
     Capitalized lease payable - current                                                             --                  --
     Loans payable - officers/directors                                                          53,186              21,486
                                                                                            -----------         -----------
TOTAL CURRENT LIABILITIES                                                                     4,578,939           3,874,899
                                                                                            -----------         -----------
NON-CURRENT LIABILITIES:
     Loans payable
                                                                                                 51,936              70,490
                                                                                            -----------         -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Preferred stock, $1 par value; 10,000,000 shares authorized; none issued                        --                  --
     Common stock, $.001 par value; 250,000,000 shares authorized, 158,774,169 and
       143,482,281 shares issued for 2006 and 2005, respectively                                158,774             143,481
     Additional paid-in capital                                                               3,752,617           3,706,742
     Accumulated deficit                                                                     (7,128,176)         (7,128,175)
                                                                                            -----------         -----------
                                                                                             (3,980,375)         (3,277,952)
                                                                                            -----------         -----------

                                                                                            $   650,500         $   667,437
                                                                                            ===========         ===========

See accompanying notes.

                               PICKUPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months               For the Six Months
                                                            Ended June 30,                    Ended June 30,
                                                        2006             2005             2006               2005
                                                    -------------    -------------    -------------    -------------
REVENUES:
     Product & Services                             $     493,468    $     481,701    $     864,325    $     891,018
     Royalties                                              8,683            8,330           18,747           14,678
                                                    -------------    -------------    -------------    -------------
                                                          502,151          490,031          883,072          905,696
                                                    -------------    -------------    -------------    -------------

COSTS AND EXPENSES (INCOME):
     Cost of sales                                        125,400          136,967          253,448          253,505
     Selling, general and administrative expenses         658,513          571,656        1,255,092        1,116,274
     Other (income)                                        (3,080)            (787)          (3,000)
     Interest expense                                      72,459           45,875          138,907           87,699
                                                    -------------    -------------    -------------    -------------
                                                          853,291          754,498        1,646,661        1,454,478
                                                    -------------    -------------    -------------    -------------

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES          (351,141)        (264,467)        (763,590)        (548,782)

     Provision (credit) for income taxes                       --               --               --               --
                                                    -------------    -------------    -------------    -------------

NET LOSS                                            $    (351,141)   $    (264,467)   $    (763,590)   $    (548,782)
                                                    =============    =============    =============    =============

BASIC/DILUTED LOSS PER COMMON SHARE                 $        (.00)   $        (.00)   $        (.00)   $        (.00)
                                                    =============    =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            153,774,169      143,482,281      153,774,169      141,319,318
                                                    =============    =============    =============    =============

See accompanying notes.

                               PICKUPS PLUS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                  2006             2005
                                                                                ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $(763,590)       $(548,782)
    Adjustments to reconcile net loss to net cash (utilized) by operating activities:
       Depreciation and amortization                                               23,998           16,268
       Bad debt provision                                                              --               --
       Stock issued for services rendered                                          61,168               --
    Changes in assets and liabilities:
       (Increase) in accounts receivable                                          (74,730)         (26,247)
       Decrease in inventory & Other Assets                                        10,552           (5,996)
       (Increase) in prepaid expenses and other assets                             (9,520)          (8,276)
       Increase in accounts payable and accrued expenses                          435,601          (28,510)
       Increase in payroll taxes and sales taxes payable                          163,877          145,124
                                                                                ---------        ---------
         Net cash (utilized) by operating activities                             (152,644)        (456,419)
                                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                        (6,907)              --
                                                                                ---------
         Net cash (utilized) by investing activities                               (6,907)              --
                                                                                ---------
                                                                                                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans payable                                                    72,861          268,795
    Principal payments of long-term debt                                          (18,554)         (14,896)
    Proceeds from officer's Loan                                                   31,700            7,655
    Net proceeds from issuance of common stock                                         --          270,000
                                                                                ---------        ---------
         Net cash provided by financing activities                                 86,007          531,554
                                                                                ---------        ---------

NET (DECREASE) INCREASE  IN CASH EQUIVALENTS                                      (73,544)          75,135
    Cash and cash equivalents, beginning of year                                   75,693            4,653
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   2,149        $  79,788
                                                                                =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i)  Cash paid during the period:
         Interest                                                               $   3,275        $   6,824
         Taxes                                                                      2,505               --

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES:

During the six month period ended June 30, 2006 the Company issued 15,291,888 shares of common stock for services rendered by certain shareholders/officers of the Company.

See accompanying notes.

                               PICKUPS PLUS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Pickups Plus, Inc., the Company, was incorporated in Delaware in 1993 and is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have five operating franchised stores that are located in Texas, Ohio, Kentucky and Illinois. Additionally, as of June 30, 2006, there were two Company-owned stores located in the Cincinnati, Ohio area.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company realized a net loss of $315,141 for the quarter ended June 30, 2006, and also sustained substantial operating losses in 2005, 2004, 2003 and 2002 of $1,881,541, $1,105,936, $878,333, and $429,821, respectively. In addition, the
Company has used significant amounts of working capital in its operations and, as of June 30, 2006, current liabilities exceed current assets by $4,371,350 and total liabilities exceed total assets by $3,980,429. The Company is also delinquent in paying certain of its debts.

As of June 30, 2006, sales tax collected from customers and unpaid aggregated $311,028. The Company has accrued $27,651 in interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds.

The Company is also delinquent in remitting payroll taxes and as of June 30, 2006, $634,718 is owed to the appropriate authorities. The Company has accrued $79,690 in interest and penalties for the past due liabilities.

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

                               PICKUPS PLUS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

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

NOTE 5 - OTHER EVENTS:

On February 17, 2006, certain promissory notes totaling $1,365,000 (the "Assigned Notes") that the Company had previously issued to Cornell Capital Partners, LP was assigned to NeoMedia Technologies, Inc. The Assigned Notes were all past due and therefore in default at the time of the assignment and continue to be in default as of the date of this Report. In February 2006, NeoMedia also purchased 20,000,000 shares of the Company's common stock from Cornell, bringing its total ownership to 28,333,333 shares of common stock. According to the Company's records, the total principal currently owed under the Assigned Notes is $1,365,000, and the total accrued and unpaid interest there under at June 30, 2006 was $228,950.

On April 11, 2006, the Company announced that it had signed an agreement with The BMW Store of Cincinnati to provide turnkey vehicle preparation services to one of the busiest BMW dealerships in the United States. Under the one-year agreement, the Company's Auto Preservation subsidiary will provide total appearance management for every new and used BMW that is sold by the dealership. The company will clean and maintain the automobile, prepare the automobile for sale and give the automobile its final detailing before delivery to the end client. Based on the first month billings, the contract could represent as much as $400,000 or a 30% increase to AP's total yearly revenues.

On April 25, 2006, the Company announced it added two more ValuGard Authorized Processing Centers. The new centers are Line X of N. Illinois, located in Palatine, Illinois and Line-X of Connecticut, in Waterbury, Connecticut. Both stores have completed our "Prep-Excellence Training" and are ready to service the aftermarket accessory and environmental protection market.

NOTE 6 - SHAREHOLDERS EQUITY TRANSACTIONS:

During the first six months of 2006, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. The Company issued 500,000 shares of restricted stock to John Fitzgerald in exchange for $2,000 due him for professional services rendered. The Company issued 14,791,888 shares of restricted stock to certain members of management, including Merritt Jesson, Bob White and Sean Hayes in exchange for $59,168 due them for professional services rendered. We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

he Company had no other nonvested shares issued and outstanding during 2006. These shares vested on the date of the grant and the fair value of these shares totaling $61,168 has been charged to the Statement of Operations for the Six months ended June 30, 2006 and is included in the "selling, general and administrative expenses" line item.

NOTE 7 - SUBSEQUENT EVENTS:

On August 10, 2006, subsequent to the balance sheet date, the Company executed an agreement with a third party financing company for an accounts receivable financing arrangement. Under the one-year agreement, the Company's Auto Appearance Center subsidiary will receive ongoing financing based on its weekly billings to clients. Client payments remitted from the Company's monthly statements will be then remitted to a lock box and repay the financing provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pickups Plus, Inc., the Company, was incorporated in Delaware in 1993 and is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have five operating franchised stores and two Company-owned stores located. The Company also operates a wholly owned subsidiary Auto Preservation, Inc., which has two operating centers in the Cincinnati market providing automotive dealerships in this market a single source solution for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories and detail and reconditioning sales and services. Additionally, the Company began to offer exclusive licenses for individual territories for the ValuGard name and product outside greater Cincinnati

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of June 30, 2006 and December 31, 2005; (ii) Condensed Statements of Operations for the three and six month periods ended June 30, 2006 and 2005 and (iii) Condensed Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005.

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

The Company's critical accounting policies have not changed from those listed in its year-end 10KSB filing.

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

The Company has adopted FAS 154: Accounting Changes and Error Corrections, a replacement of APD Opinion No. 20 and FASB Statement No. 3 and FAS No. 123 (revised 2004), "Share Based Payment" effective January 1, 2006. The financial position and the results as of and for the three months ended were not affected by these pronouncements.

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

Revenues for the three-month and six month periods ended June 30, 2006 was $502,151 and $883,072, which represented a $12,120 (2.5%) increase and a decrease of $22,624 (2.5%), from $490,031 and $905,696 for the comparable periods ended June 30, 2005. The second quarter increase was primarily the result of increased sales from the Auto Preservation division. There were no new franchise fees in the three-month and six-month periods ended June 30, 2006.

Cost of sales was $125,400 and $253,448 for the three-month and six-month period ended June 30, 2006 compared to the comparable period in 2005 of $136,967 and $253,505, respectively. This decrease of $11,567 (8.4%) and $57 (0 %), respectively was the result of the increased sales generated in Auto Preservation, Inc. Cost of sales as a percentage of retail sales was 24.9% and 28.7% for the three-month and six-month period ended June 30, 2006 compared to the 33.8% and 27.9% in the comparable periods in 2005. This was the result of increased sales generated in Auto Preservation, Inc., which has a significantly lower cost of product per sales dollar.

Selling, general and administrative expenses was $658,513 and $1,255,093 for the three-month and six-month periods ending June 30, 2006 as compared to $571,654 and $1,116,274 for the comparable periods in 2005, which reflected increases of $86,859 and $138,819 respectively. This primarily was attributable to additional selling and operating costs related to the growth in business from Auto Preservation, Inc.

Interest expense was $72,459 and $138,907 for the three-month six-month period ended June 30, 2006 as compared to $45,875 and $87,699 in the comparable periods in 2005. This increase of $26,584 and $51,208 respectively is a result of the Company's ongoing cost of funds to support our negative cash flow at the same time management attempts to grow the business toward profitability.

Net loss for the three-month and six-month periods ended June 30, 2006 was $351,141 and $763,590, which represented an increase of $86,674 and $214,808 from the net loss of $264,467 and $548,782for the comparable periods in 2005. This represented increased losses of 32.8% and 39.1% for the same periods in 2005. This increase resulted primarily from the cost of financing and the additional professional services and similar costs associated with pursuing additional growth capital.

Liquidity And Capital Resources

As of June 30, 2006 and December 31, 2005, the Company's current liabilities exceeded current assets by $4,371,350 and $3,663,373 respectively. During the six-month period ended June 30, 2006 the Company secured new financing in the amount of $104,561. We may not be able to raise additional equity on terms favorable to the Company, if at all.

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

The Company Has Had Losses And Such Losses May Continue, Which May Negatively Impact Its Ability To Achieve Its Business Objective.

Net loss for the three-month and six-month period ended June 30, 2006 was $351,141 and $763,590, which represented an increase of $86,674 and $214,808 from the net loss of $264,467 and $548,782for the comparable periods in 2005. There can be no assurance that the Company will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether the Company will be able to continue to expand its revenues, gross profit and operating margins.

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

As of June 30, 2006, sales tax collected from customers and unpaid aggregated $311,028. The Company has accrued $27,651 of interest and penalty costs associated with this liability, which might cause the Company to be unable to continue operations. As a result of the foregoing, the State of Ohio could take action against the Company, including the levying of civil and/or criminal penalties and fines.

The Company is also delinquent in remitting payroll taxes and as of June 30, 2006 $634,718 is owed to the appropriate authorities. The Company has accrued $79,690 in interest and penalties for the past due liabilities. As a result of the foregoing, the Internal Revenue Services could take action against the Company, including the levying of civil and/or criminal penalties and fines.

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

Shares Eligible For Future Sale May Adversely Affect The Market

As of August 10, 2006, the Company had 158,774,169 shares of its common stock issued and outstanding of which the Company believes 41,045,358 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

As a result of the Company's lack of available cash and in consideration of the minimal number of transactions in the recent reporting period, it has declined retaining its independent auditor to review its financial statements enclosed with this Quarterly Report. At such time that the Company completes its proposed financing and is a position to properly compensate its independent auditor for review its quarterly financial statements, it will do so.

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

On April 28, 2006, a lawsuit was filed in Hamilton County Municipal Court under Case No.06CV11700. An Ohio corporation filed this lawsuit for monies, in the amount of $5,989.32, allegedly owed to them for services performed for the Company. Management is currently contesting these allegations but there has been no resolution to the case.

On April 28, 2006, a lawsuit was filed in Clermont County Court. An out of state corporation filed this lawsuit for monies, in the amount of $32,825.18, allegedly owed to them for services performed for the Company. Management is currently contesting these allegations but there has been no resolution to the case.

Other than as stated above, there is no current outstanding litigation in which we are involved in other than routine litigation incidental to our ongoing business.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first six months of 2006, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. The Company issued 500,000 shares of restricted stock to John Fitzgerald in exchange for $2,000 due him for professional services rendered. The Company issued 14,791,888 shares of restricted stock to certain members of management, including Merritt Jesson, Bob White and Sean Hayes in exchange for $59,168 due them for professional services rendered. We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

Dated:  August 21, 2006