Form 10QSB
period 2006-09-30
PICK UPS PLUS INC
filed 2006-11-22
CIK 1074961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒   No ☐

There were 195,807,900 shares of the registrant's common stock outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format Yes ☐    No ☒

PICKUPS PLUS, INC.

- INDEX -

Page(s)

PART I: FINANCIAL INFORMATION:

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2006
and 2005 (unaudited)	4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and
2005 (unaudited)	5

Notes to Interim Condensed Consolidated Financial Statements (unaudited)	6 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations	9 - 13

Item 3 - Controls and Procedures	14

PART II: OTHER INFORMATION	15

Item 1 - Legal Proceedings	15

Item 2 - Changes in Securities and Use of Proceeds	15

Item 3 - Defaults Upon Senior Securities	15

Item 4 - Submission of Matter To a Vote of Security Holders	15

Item 5 - Other Information	15

Item 6 - Exhibits	16

SIGNATURES	17

EXHIBITS

PART I. Financial Information

ITEM 1. Financial Statements

PICKUPS PLUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	September 30, 2006 (unaudited)	December 31, 2005
CURRENT ASSETS:
Cash	$2,063	$75,693
Accounts receivable - net of allowance for doubtful accounts of $34,478 for both 2006 and 2005, respectively	206,547	77,386
Inventories	24,546	39,189
Prepaid expenses and other current assets	22,500	19,258
TOTAL CURRENT ASSETS	255,657	211,526

FIXED ASSETS - NET	108,867	134,101
OTHER ASSETS:
Deposit re: proposed acquisition	306,250	306,250
Security deposits and other assets	19,651	15,560
	325,901	321,810

	$690,424	$667,437
- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Line of credit payable and demand loan	$2,135,000	$2,135,000
Accounts receivable loan	99,743	-
Accounts payable - trade creditors	606,411	261,479
Accrued expenses and other current liabilities	155,265	131,550
Accrued interest	608,463	389,755
Payroll taxes payable	754,167	487,779
Sales taxes payable	260,132	294,091
Loans payable - current	171,683	103,759
Convertible debentures	50,000	50,000
Capitalized lease payable - current	-	-
Loans payable - officers/directors	83,681	21,486
TOTAL CURRENT LIABILITIES	4,924,543	3,874,899
NON-CURRENT LIABILITIES:
Loans payable	47,807	70,490
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Preferred stock, $1 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 250,000,000 shares authorized, 195,807,900 and 143,482,281 shares issued for 2006 and 2005, respectively	176,833	143,481
Additional paid-in capital	3,857,977	3,706,742
Accumulated deficit	(7,128,176)	(7,128,175)
	(1,186,563)	(3,277,952)
	$690,424	$667,437

See accompanying notes.

PICKUPS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES:
Product & Services	$565,493	$445,939	$1,429,818	$1,336,957
Royalties	8,234	8,830	26,981	23,508
	573,727	454,769	1,456,799	1,360,465

COSTS AND EXPENSES (INCOME):
Cost of sales	110,376	154,159	363,825	407,664
Selling, general and administrative expenses	818,924	508,281	2,074,016	1,624,555
Other (income)	-	4,106	(787)	1,106
Interest expense	67,400	55,367	206,307	143,066
	996,700	721,913	2,643,362	2,176,391

LOSS BEFORE PROVISION (CREDIT) FOR INCOME TAXES	(422,973)	(267,144)	(1,186,563)	(815,926)

Provision (credit) for income taxes	-	-	-	-

NET LOSS	$(422,973)	$(267,144)	$(1,186,563)	$(815,926)

BASIC/DILUTED LOSS PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	156,473,442	143,482,281	156,473,442	141,040,305

See accompanying notes.

PICKUPS PLUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,186,563)	$(815,926)
Adjustments to reconcile net loss to net cash (utilized) by operating activities:
Depreciation and amortization	33,130	24,440
Bad debt provision	-	2,208
Stock issued for services rendered	184,088	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(129,161)	(15,084)
Decrease in inventory & Other Assets	14,643	11,657
(Increase) in prepaid expenses and other assets	(3,242)	(243,019)
Increase in accounts payable and accrued expenses	587,354	(32,873)
Increase in payroll taxes and sales taxes payable	232,428	207,646
Deferred revenue	-	133,642
Net cash (utilized) by operating activities	(267,323)	(727,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,488)
Deposit on proposed acquisition	-	(306,250)
Net cash (utilized) by investing activities	58,364	(306,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	67,924	825,000
Proceeds from accounts receivable loan	99,743	-
Principal payments of long-term debt	(24,681)	(55,747)
Proceeds from officer’s Loan	62,195	3,545
Net proceeds from issuance of common stock	-	270,000
Net cash provided by financing activities	205,181	1,042,798

NET (DECREASE) INCREASE IN CASH EQUIVALENTS	(73,630)	9,239
Cash and cash equivalents, beginning of year	75,693	4,653
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,063	$13,892

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(i) Cash paid during the period:
Interest	$3,275	$8,058
Taxes	2,505	1,510

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES:
During the Nine month period ended September 30, 2006 the Company issued 32,851,888 shares of common stock for services rendered by certain shareholders/officers of the Company.

See accompanying notes.

PICKUPS PLUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

Pickups Plus, Inc., the Company, was incorporated in Delaware in 1993 and is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have five operating franchised stores that are located in Texas, Ohio, Kentucky and Illinois. Additionally, as of September 30, 2006, there were two Company-owned stores located in the Cincinnati, Ohio area.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 2006, the results of operations for the three and Nine month periods ended September 30, 2006 and 2005, and cash flows for the Nine-month periods ended September 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in preparation of the condensed consolidated financial statements. The results of operations for the three and Nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN UNCERTAINTY:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company realized a net loss of $422,973 for the quarter ended September 30, 2006, and also sustained substantial operating losses in 2005, 2004, 2003 and 2002 of $1,881,541, $1,105,936, $878,333, and $429,821, respectively. In addition, the Company has used significant amounts of working capital in its operations and, as of September 30, 2006, current liabilities exceed current assets by $4,668,886 and total liabilities exceed total assets by $4,279,928. The Company is also delinquent in paying certain of its debts.

As of September 30, 2006, sales tax collected from customers and unpaid aggregated $260,132. The Company has accrued $27,487 in interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds.

The Company is also delinquent in remitting payroll taxes and as of September 30, 2006, $754,167 is owed to the appropriate authorities. The Company has accrued $79,785 in interest and penalties for the past due liabilities.

In view of these matters, realization of the assets on the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations. The Company is actively pursuing additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PICKUPS PLUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 4 - POTENTIAL ACQUISITION:

The Company has entered into a Stock Purchase Agreement dated April 30 2004, with Automotive International, Inc.(“AI”), from whom it purchased Auto Preservation, Inc. in April 2004, for the option to purchase all of the outstanding shares of AI for an aggregate purchase price of $4,300,000 after 24 months. At this time the Company has decided not to exercise its option to acquire AI.

The Company has a verbal agreement to purchase all of the assets of Cat Cay Yachts, Inc. currently being transferred to Maritime Manufacturing, Inc., totaling approximately $2,900,000 in exchange for $300,000 in cash, a note payable for $75,000, and 12,000,000 shares of the Company’s common stock valued at $0.21 per share. The Company has made an initial deposit of $306,250 and is awaiting final purchase contracts and an independent appraisal of the assets to be acquired. At this time the Company does not have the resources to complete the purchase and is negotiating a settlement on Cat Cay Yachts, Inc.

NOTE 5 - OTHER EVENTS:

On February 17, 2006, certain promissory notes totaling $1,365,000 (the “Assigned Notes”) that the Company had previously issued to Cornell Capital Partners, LP was assigned to NeoMedia Technologies, Inc. The Assigned Notes were all past due and therefore in default at the time of the assignment and continue to be in default as of the date of this Report. In February 2006, NeoMedia also purchased 20,000,000 shares of the Company’s common stock from Cornell, bringing its total ownership to 28,333,333 shares of common stock. According to the Company’s records, the total principal currently owed under the Assigned Notes is $1,365,000, and the total accrued and unpaid interest there under at September 30, 2006 was $269,900.

On April 11, 2006, the Company announced that it had signed an agreement with The BMW Store of Cincinnati to provide turnkey vehicle preparation services to one of the busiest BMW dealerships in the United States. Under the one-year agreement, the Company’s Auto Preservation subsidiary will provide total appearance management for every new and used BMW that is sold by the dealership. The company will clean and maintain the automobile, prepare the automobile for sale and give the automobile its final detailing before delivery to the end client. Based on the first month billings, the contract could represent as much as $400,000 or a 30% increase to AP’s total yearly revenues.

On August 10, 2006, the Company executed an agreement with a third party financing company for an accounts receivable financing arrangement. Under the one-year agreement, the Company’s Auto Appearance Center subsidiary is receiving ongoing financing based on its weekly billings to clients. Client payments remitted from the Company’s monthly statements will be then remitted to a lock box and repay the financing provided.

NOTE 6 - SHAREHOLDERS EQUITY TRANSACTIONS:

During the first nine months of 2006, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. The Company issued 500,000 shares of restricted stock to John Fitzgerald in exchange for $2,000 due him for professional services rendered. The Company issued 14,791,888 shares of restricted stock to certain members of management, including Merritt Jesson, Bob White and Sean Hayes in exchange for $59,168 due them for professional services rendered. The Company issued 17,560,000 shares to various vendors for rent, legal and accounting services and consulting fees. We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

The Company had no other nonvested shares issued and outstanding during 2006. These shares vested on the date of the grant and the fair value of these shares totaling $61,168 has been charged to the Statement of Operations for the Nine months ended September 30, 2006 and is included in the “selling, general and administrative expenses” line item.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

INTRODUCTION:

Pickups Plus, Inc., the Company, was incorporated in Delaware in 1993 and is a franchisor, wholesaler, retailer and installer of accessories for trucks and sports utility vehicles. We currently have five operating franchised stores and two Company-owned stores located. The Company also operates a wholly owned subsidiary Auto Preservation, Inc., which has two operating centers in the Cincinnati market providing automotive dealerships in this market a single source solution for their new vehicle prep, environmental protection packages, pickup truck and SUV accessories and detail and reconditioning sales and services. Additionally, the Company began to offer exclusive licenses for individual territories for the ValuGard name and product outside greater Cincinnati

The financial information presented herein is derived from the: (i) Condensed Balance Sheets as of September 30, 2006 and December 31, 2005; (ii) Condensed Statements of Operations for the three and Nine month periods ended September 30, 2006 and 2005 and (iii) Condensed Statements of Cash Flows for the Nine month periods ended September 30, 2006 and 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those related to bad debts, inventories, contingencies and litigation on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies have not changed from those listed in its year-end 10KSB filing.

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

The Company has adopted FAS 154: Accounting Changes and Error Corrections, a replacement of APD Opinion No. 20 and FASB Statement No. 3 and FAS No. 123 (revised 2004), “Share Based Payment” effective January 1, 2006. The financial position and the results as of and for the three months ended were not affected by these pronouncements.

OTHER ACCOUNTING PRINCIPLES

The Company’s critical accounting policies have not changed from those listed in the Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with SEC.

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

Revenue for the three-month and nine month periods ended September 30, 2006 was $573,727 and $1,456,799, which represented a $118,958 (26.2%) increase and $96,334 (7%), increase from $454,769 and $1,360,465 for the comparable periods ended September 30, 2005. The third quarter increase was primarily the result of increased sales from the Auto Preservation division. There were no new franchise fees in the three-month and six-month periods ended June 30, 2006.

Cost of sales were $110,376 and $363,825 for the three-month and nine-month periods ended September 30, 2006 which represented an decrease of $43,783 (28.4%) and a decrease of $43,839 (10.7%) compared to the comparable period in 2005. Cost of sales as a percentage of retail sales was 19.2% and 24.9% for the three-month and six-month period ended September 30, 2006 compared to the 33.8% and 27.9% in the comparable periods in 2005. This was the result of increased sales generated in Auto Preservation, Inc., which has a significantly lower cost of product per sales dollar.

Selling, general and administrative expenses was $818,924 and $2,074,016 for the three-month and nine-month periods ending September 30, 2006 as compared to 508,281 and $1,624,555 for the comparable periods in 2005, which reflected increases of $310,643 and $449,461 respectively. This primarily was attributable to additional selling and operating costs related to the growth in business from Auto Preservation, Inc.

Interest expense was $206,307 for the nine-month period ended September 30, 2005 as compared to $143,066 in the comparable period in 2005. This increase of $63,241 was the result of the financing of the Auto Preservation, Inc. acquisition, and the ongoing cost of funds to support our negative cash flow at the same time management attempts to grow the business toward profitability.

Net loss for the three-month and nine-month periods ended September 30, 2005 were $422,973 and $1,185,563 which represented an increase of $155,829 and $370,926 from the net loss of $267,144 and $815,926 for the comparable periods in 2005. This increase in losses resulted primarily from the cost of financing the acquisition of Auto Preservation, Inc., additional professional fees and similar costs in pursuing additional growth of the business and the cost of financing the losses incurred.

Liquidity And Capital Resources

As of September 30, 2006 and December 31, 2005, the Company’s current liabilities exceeded current assets by $4,668,886 and $3,663,373 respectively. During the nine-month period ended September 30, 2006 the Company secured new financing in the amount of $167,667. We may not be able to raise additional equity on terms favorable to the Company, if at all.

The Company currently has insufficient funds available for operations and needs to seek additional financing to supplement cash generated from the operation of the Company's retail stores, automotive market sales and services and ongoing franchise operations. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if sufficient additional funding is not acquired or alternative sources of capital is not developed to meet the Company’s working capital needs.

The Company’s independent auditors included an explanatory paragraph in their 2005 year-end report stating that our ability to continue as a going concern is dependent on our ability to meet our future financing requirements.

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

RISKS AND UNCERTANTIES

The Company’s operations, as well as an investment in its securities, involve numerous risks and uncertainties. The reader should carefully consider the risk factors discussed below and elsewhere in this Form 10-QSB before making any investment decision involving the Company’s securities.

The Company Has Had Losses And Such Losses May Continue, Which May Negatively Impact Its Ability To Achieve Its Business Objective.

Net loss for the three-month and nine-month period ended September 30, 2006 was $422,973 and $1,186,563, which represented an increase of $155,829 and $370,637 from the net loss of $267,144 and $815,926 for the comparable periods in 2005. There can be no assurance that the Company will be profitable in the future. Revenues and profits, if any, will depend upon various factors, including whether the Company will be able to continue to expand its revenues, gross profit and operating margins.

The Financial Statements Include A Concern Raised By the Company’s Independent Auditors About The Company’s Ability To Continue As A Going Concern.

The Company’s independent auditors raised a concern in their year-end report on the Company’s financial statements for fiscal 2005 about its ability to continue as a going concern. The Company’s auditors have stated that due to the Company’s lack of profitability, there is "substantial doubt" about its ability to continue as a going concern. The Company’s auditors view about the Company’s ability to continue as a going concern may limit its ability to access certain types of financing, or may prevent it from obtaining financing on acceptable terms.

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

The Loss Of Key Employees May Adversely Affect The Company’s Growth Objectives

The Company’s success in achieving its growth objectives depends upon the efforts of top management as well as other of its management members. The loss of the services of any of these individuals may have a material adverse effect on the Company’s business, financial condition and results of operations. The Company can give no assurance that it will be able to maintain and achieve its growth objectives should it lose any or all of these individuals' services.

The Company’s Success Depends On its Ability To Attract And/Or Retain Qualified Personnel

A change in labor market conditions that either further reduces the availability of employees or increases significantly the cost of labor could have a material adverse effect on the Company’s business, its financial condition and results its operations. The Company’s business is dependent upon its ability to attract and retain sales personnel, business administrators and corporate management. The Company can give no assurance that it will be able to employ a sufficient number of such personnel in order to accomplish growth objectives.

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

As of September 30, 2006, sales tax collected from customers and unpaid aggregated $260,132. The Company has accrued $27,487 in interest and penalty costs associated with this liability. The Company has been working with representatives of the State of Ohio to structure a payment plan regarding this liability. Although a definitive installment plan has not yet been structured, the State of Ohio is aware of ongoing efforts of the Company to raise additional funds.

The Company is also delinquent in remitting payroll taxes and as of September 30, 2006, $754,167 is owed to the appropriate authorities. The Company has accrued $79,785 in interest and penalties for the past due liabilities. As a result of the foregoing, the Internal Revenue Services could take action against the Company, including the levying of civil and/or criminal penalties and fines.

The Company May, In The Future, Issue Additional Shares Of Our Common Stock Which Would Reduce Investors Percent Of Ownership And May Dilute Its Share Value

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 250,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share. The future issuance of all or part of its remaining authorized common stock may result in substantial dilution in the percentage of the Company’s common stock held by its then existing shareholders. The Company may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the Company’s investors, and might have an adverse effect on any trading market for our common stock.

Possible Issuance Of Preferred Stock Without Stockholder Approval Could Adversely Affect the Position of Common Stockholders.

The Company’s Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations rights, and preferences determined from time to time by the Board of Directors. Accordingly, the Company’s Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, claims to assets, voting, or other rights that could adversely affect the voting power or other rights of the holders of the Company’s common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of the Company’s common stock desired to remove current management, it is possible that the Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.

Shares Eligible For Future Sale May Adversely Affect The Market

As of November 10, 2006, the Company had 195,807,900 shares of its common stock issued and outstanding of which the Company believes 35,045,358 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

The Company Has Not Paid Any Dividends And Does Not Intend To Do So In The Foreseeable Future, A Purchaser Of Our Common Stock Will Only Realize An Economic Gain On His Or Her Investment From An Appreciation, If Any, In The Market Price Of The Company’s Common Stock

The Company has never paid, and has no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in the Company’s common stock, in all likelihood, will only realize a profit on his investment if the market price of the Company’s common stock increases in value.

The Company’s Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

The Company’s common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company’s common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company’s common stock to sell shares to third parties or to otherwise dispose of them. This could cause the Company’s stock price to decline.

The Company’s Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

The Company’s common stock is traded on the Over-the-Counter Bulletin Board. There has been a limited public market for the Company’s common stock and there can be no assurance that an active trading market for its common stock will develop. As a result, this could adversely affect shareholders’ ability to sell the Company’s common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. The Company’s common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to the Company’s operating performance. In addition, the Company believes that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of its common stock to fluctuate substantially.

The Company May Not Be Able To Achieve And Manage Its Planned Expansion.

The Company faces many business risks associated with rapidly growing companies, including the risk that its existing management, information systems and financial controls will be inadequate to support its continued planned expansion. The Company’s growth plans will require it to expend significant management time and effort and additional resources to ensure the continuing adequacy of its financial controls, operating procedures, information systems, product purchasing, warehousing and distribution systems and employee training programs. The Company cannot predict whether it will be able to effectively manage these increased demands or respond on a timely basis to the changing demands that the planned expansion will impose on the management, information systems and financial controls. If the Company fails to continue to add management personnel or to improve the management information systems and financial controls or if it encounters unexpected difficulties during expansion, the business, financial condition, operating results or cash flows could be materially adversely affected.

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2006, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act , Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first nine months of 2006, the Company issued the following shares of its common stock that were not already registered under the Securities Act of 1933, as amended. The Company issued 500,000 shares of restricted stock to John Fitzgerald in exchange for $2,000 due him for professional services rendered. The Company issued 14,791,888 shares of restricted stock to certain members of management, including Merritt Jesson, Bob White and Sean Hayes in exchange for $59,168 due them for professional services rendered. The Company issued 17,560,000 shares to various vendors for rent, legal and accounting services and consulting fees. We believe such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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
Merritt Jesson
Chief Executive Officer, President

Dated: November 22, 2006